Form 10QSB
period 2002-03-31
DELIVERY NOW CORP
filed 2002-05-15
CIK 1156893

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ________________

               Commission file number 333-75956
                                      ---------

                               DELIVERY NOW CORP.
                    ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            DELAWARE                                            13-4142621
 ------------------------------                            --------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

                  570 SEVENTH AVENUE, NEW YORK, NEW YORK    10018
              ------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

              Issuer's telephone number       (212) 221-0120
                                       ------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---
         As of May 10, 2002 there were 4,020,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes      ;   No   X
    -----       -----

                               DELIVERY NOW CORP.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                        Page Number

                  Special Note Regarding Forward Looking Statements ..............................................3

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ...........................................................................4

                  Consolidated Balance Sheet as of March 31, 2002 and September 30, 2001..........................4

                  Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001and six months ended
                    March 31, 2002 and March 31, 2001.............................................................5

                  Consolidated Statements of Cash Flows for the six months ended
                    March 31, 2002 and March 31, 2001.............................................................6

                  Note to Financial Statements....................................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations......................................................................8


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................................9
Item 6.           Exhibits and Reports on Form 8-K................................................................9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               Delivery Now Corp.
                                 and Subsidiary

                           Consolidated Balance Sheets

                                                  March 31,   September 30,
                                                    2002          2001
                                                   ------        ------
                                                (Unaudited)
                                                 ---------

                   Assets
                   ------
Current assets:
  Cash                                            $ 27,716     $  6,897
  Accounts Receivable, net of allowance
    for doubtful accounts of $2,105 and $1,816     103,163       88,987
  Prepaid Expenses                                   6,771       12,085
  Loans to shareholders                             10,000       10,000
  Other loans receivable                             2,425            -
                                                   -------      -------
  Total current assets                             150,075      117,969
                                                   -------      -------

Fixed assets:
  Office equipment (net of accumulated
    depreciation of $1,055 and $829)                 2,111        2,337
                                                   -------      -------
Total fixed assets                                   2,111        2,337
                                                   -------      -------
Other assets:
  Security Deposits                                  2,400        2,400
                                                   -------      -------
Total assets                                      $154,586     $122,706
                                                   =======      =======


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Loans payable                                   $  2,321    $ 73,474
  Accrued expenses payable                          27,418       6,846
                                                   -------     -------
  Total current liabilities                         29,739      80,320
                                                   -------     -------
Long-term liabilities:
  Loan Payable                                      75,000           -
                                                   -------     -------

Total liabilities:                                 104,739      80,320
                                                   -------     -------
Shareholders' equity:
  Common stock, 50,000,000 shares authorized;
  4,020,000 and 3,024,750 shares issued and
  outstanding; par value $.0001                        401         302
  Preferred stock, 5,000,000 shares
   authorized; -0- shares issued
   and outstanding; par value $.0001                     -           -
  Additional paid in capital                       128,274      36,973
  Retained earnings (deficit)                      (78,828)      5,111
                                                   -------     -------
  Total shareholders' equity                        49,847      42,386
                                                   -------     -------
  Total liabilities and
   shareholders' equity                           $154,586    $122,706
                                                   =======     =======



                 See accompanying Notes to Financial Statements.

                               Delivery Now Corp.
                                 and Subsidiary

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                      March 31,                March  31,
                                                      --------                 ----------
                                                  2002         2001         2001         2002
                                                  ----         ----         ----         ----
                                                     (Unaudited)              (Unaudited)
                                                      ---------                ---------
      Revenues:
        Net sales                             $191,703     $169,491     $368,423     $298,595
                                               -------      -------      -------      -------
      Operating Expenses:
      Service expenses                         124,050      113,003      252,529      214,854
        Selling expenses                         4,300          796        6,874        7,745
        General and administrative             113,525       42,029      189,731      101,837
                                               -------      -------      -------      -------
      Total operating expenses:                241,875      155,828      449,134      324,436
                                               -------      -------      -------      -------
      Other Income and Expenses:
        Interest income                            122           15          182           15
        Capital loss                                 -         (665)           -         (665)
        Interest expense                        (1,631)      (1,865)      (2,590)      (3,164)
                                               -------      -------      -------       ------
      Total other income (expenses)             (1,509)      (2,515)      (2,408)      (3,814)
                                               -------      -------      -------       ------
      Net income (loss) before income
        taxes:                                 (51,681)      11,148      (83,119)     (29,655)
      Income tax expense                           820            -          820            -
                                               -------      -------       -------      ------
      Net income (loss)                       $(52,501)    $ 11,148     $(83,939)    $(29,655)
                                               =======      =======      =======      =======
      Net income (loss) per share:
        Basic                                 $ ( 0.01)    $   0.00     $ ( 0.02)    $ ( 0.01)
                                               =======      =======      =======      =======
        Diluted                               $ ( 0.01)    $   0.00     $ ( 0.02)    $ ( 0.01)
                                               ========     =======      =======      =======
      Weighted average common shares
        used in calculation of net income
       (loss) per share                      4,020,000    2,575,628    3,618,386    2,520,640
                                             =========    =========    =========    =========



                 See accompanying Notes to Financial Statements.

                               Delivery Now Corp.
                                 and Subsidiary

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         March 31,
                                                                         --------
                                                                    2002          2001
                                                                    ----          ----
Cash flows from operating activities:
  Net loss                                                      $(83,939)      $(29,655)
Adjustments to reconcile net loss
    to cash provided (used) for operating activities:
  Depreciation                                                       226          1,073
  Common stock issued for services                                     -
                                                                 -------        -------
                                                                 (83,713)       (28,582)
  Decrease (increase) in accounts receivable                     (14,176)        14,152
  Decrease (increase) in prepaid expenses                          5,314          6,109
  Increase (decrease) in accrued expenses payable                 20,572         (2,181)
                                                                 -------        -------

Cash provided (used) for operating activities                    (72,003)       (10,502)
                                                                 -------        -------
Cash flows from investing activities:
 (Increase) in security deposits                                       -           (480)
 (Increase) in loans receivable                                   (2,425)             -
                                                                 -------        -------
Cash used by investing activities                                 (2,425)          (480)
                                                                 -------        -------
Cash flows from financing activities:
  Proceeds from loans                                             75,000              -
  Repayment of short-term borrowings                             (61,153)       (17,002)
  Proceeds (repayment) of stockholder loans                            -          9,700
  Proceeds of private placement offerings net of
    $17,125 and $2,013 direct costs                               81,400         36,737
                                                                 -------        -------
Cash provided (used) for financing activities                     95,247         29,435
                                                                 -------        -------

Increase (decrease) in cash                                       20,819         18,453
Cash, beginning of period                                          6,897         21,304
                                                                 -------        -------
Cash, end of period                                             $ 27,716       $ 39,757
                                                                 =======        =======
Supplemental cash flow disclosures:
  Cash paid for interest                                        $  2,590       $  3,164
  Cash paid for income taxes                                    $      -       $      -
Non-cash investing and financing activities:
  Vehicle surrended in exchange for
    cancellation of auto loan                                   $      -       $ 14,681
Stock issued for cancellation of loan                           $ 10,000       $      -



                 See accompanying Notes to Financial Statements.

                               Delivery Now Corp.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Consolidated Financial Statements
------------------------------------------

The accompanying financial statements include the accounts of Delivery Now Corp. and its wholly owned subsidiary BMW Messenger Service, Inc. (The "Company", "DNC"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Delivery Now Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form SB-2(A) Registration Statement filed with the SEC on April 1, 2002.


2.       Long-Term Loans Payable
--------------------------------

In October 2001 the Company received an unsecured business installment loan of $75,000 at a variable rate of prime minus two percent. The loan is an interest only loan during the first twelve months and it subsequently converts to a five-year installment loan.


3.       Short-Term Borrowings
------------------------------

At March 31, 2002 the Company owed $2,321 to a vendor for financing BMW's commercial insurance premium at an annual rate of 10.50%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with the audited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

         We were incorporated under the laws of Delaware on October 3, 2000. Our current operations are conducted through our wholly owned subsidiary, BMW Messenger Service, Inc., incorporated under the laws of New York on September 23, 1999. BMW Messenger Service has operated as an envelope and package delivery service throughout New York City from its inception. We acquired all of the outstanding shares of BMW Messenger Service in October 2000 from Michael Conte, its sole shareholder, in exchange for the issuance to Mr. Conte of 2,500,000 shares of our common stock.

         Over the past fiscal year and the first quarter of 2002 we have experienced an increase in customers and revenue. Apart from the business slow down in September due to the terrorist attack of September 11, 2001, our business has improved steadily in 2001 and the first quarter of 2002. We believe that our prospects are good and that our business will continue to expand. We have hired additional staff during the past fiscal year and expect to hire 5 to 10 additional employees within the next 12 months.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001.

         The total revenues for the three months ended March 31, 2002 were $191,703, compared to $169,491 for the three months ended March 31, 2001. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

         The material general and administrative expenses for the three months ended March 31, 2002 were $113,525, compared with the three months ended March 31, 2001, which were $42,029. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales.

         The total operating expenses for the three months ended March 31, 2002 were $241,875 compared with the three months ended March 31, 2001, which were $155,828. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales.

         Net losses for the three months ended March 31, 2002 were $51,681, compared to a net income of $11,148 for the three months ended March 31, 2001. This loss was partly attributed to by the legal, accounting and related fees paid in connection with preparing a registration statement with the Securities and Exchange Commission, which was declared effective in April 2002. These fees totaled approximately $75,355.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001.

         The total revenues for the six months ended March 31, 2002 were $368,423, compared to $298,595 for the six months ended March 31, 2001. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

         The material general and administrative expenses for the six months ended March 31, 2002 were $189,731, compared with the six months ended March 31, 2001, which were $101,837. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales.

         The total operating expenses for the six months ended March 31, 2002 were $449,134 compared with the six months ended March 31, 2001, which were $324,436. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales.

         Net losses for the six months ended March 31, 2002 were $83,119, compared to net losses of $29,655 for the six months ended March 31, 2001. These losses were partly attributed to by the legal, accounting and related fees paid in connection with preparing a registration statement with the Securities and Exchange Commission, which was declared effective in April 2002. These fees totaled approximately $75,355.

LIQUIDITY AND CAPITAL RESOURCES

         Our collection rate of account's receivable has improved for the three months ended March 31, 2002 over the three months ended March 31, 2001 and for the six months ended March 31, 2002 over the six months ended March 31, 2001.

         We believe that our current cash flow will be sufficient to meet our anticipated needs for working capital and capital expenditures during the next twelve months and we will not need to raise additional funds during this period.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:         None.

         (b)      Reports on Form 8-K:             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2002.

                                       Delivery Now Corp.


                                       By: /s/Michael Conte
                                       ---------------------------------------
                                       Michael Conte, Chief Executive Officer,
                                       President, Chief Financial Officer
                                       and Chairman of the Board