Form 10QSB
period 2002-06-30
DELIVERY NOW CORP
filed 2002-08-07
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                        Commission file number 333-75956


                               DELIVERY NOW CORP.
                      (Exact name of small business issuer
                          as specified in its charter)


            DELAWARE                                            13-4142621
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


                570 SEVENTH AVENUE, NEW YORK, NEW YORK      10018
               (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number (212) 221-0120


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2002 there were 4,020,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                               DELIVERY NOW CORP.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Special Note Regarding Forward Looking Statements.......................     3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................     4

        Consolidated Balance Sheet as of June 30, 2002 and
          September 30, 2001............................................     4

        Consolidated  Statements of Operations  for the three months ended June 30, 2002 and June 30, 2001 and nine months ended
          June 30, 2002 and June 30, 2001 ..............................     5

        Consolidated Statements of Cash Flows for the nine months ended
           June 30, 2002 and June 30, 2001..............................     6

        Note to Financial Statements....................................     7

Item 2. Management's Discussion and Analysis or Plan of Operation.......     8

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................      9
Item 2. Changes in Securities .........................................      9
Item 3. Defaults in Senior Securities..................................      9
Item 4. Submission of Matters to a Vote of Security Holders............      9
Item 5. Other Information..............................................     10
Item 6. Exhibits and Reports on Form 8-K...............................     10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Delivery Now Corp.
                                 and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                         2002          2001
                                                       ---------     ---------
                                                      (Unaudited)
                                     Assets
Current assets:
  Cash                                                 $  40,664     $   6,897
  Accounts receivable, net of allowance for
  doubtful accounts of $2,086 and $1,816                 102,227        88,987
  Prepaid expenses                                         2,825        12,085
  Loans to shareholders                                       --        10,000
  Other loans receivable                                  12,380            --
                                                       ---------     ---------
    Total current assets                                 158,096       117,969
                                                       ---------     ---------

Fixed assets:
  Office equipment, net of accumulated
    depreciation of $1,168 and $829                        1,998         2,337
                                                       ---------     ---------

Other assets - security deposits                           2,400         2,400
                                                       ---------     ---------

Total assets                                           $ 162,494     $ 122,706
                                                       =========     =========

                      Liabilities and Shareholders' Equity
Current liabilities:
  Loans payable                                        $      --     $  73,474

  Accrued expenses payable                                29,941         6,846
                                                       ---------     ---------
    Total current liabilities                             29,941        80,320
                                                       ---------     ---------

Long-term loan payable                                    68,173            --
                                                       ---------     ---------

Total liabilities                                         98,114        80,320
                                                       ---------     ---------

Shareholders' equity:
  Common stock, 50,000,000 shares authorized;
    4,020,000 and 3,024,750 shares issued and
    outstanding; par value of $0.0001 per share              401           302
  Preferred stock, 5,000,000 shares authorized;
    none issued or outstanding; par value of
    $0.0001 per share
  Additional paid in capital                             128,274        36,973
  Retained earnings (deficit)                            (64,295)        5,111
                                                       ---------     ---------
    Total shareholders' equity                            64,380        42,386
                                                       ---------     ---------

Total Liabilities and Shareholders' Equity             $ 162,494     $ 122,706
                                                       =========     =========

                See accompanying Notes to Financial Statements.

                               Delivery Now Corp.
                                 and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                        June 30,                      June 30,
                                               --------------------------    --------------------------
                                                  2002           2001           2002           2001
                                               -----------    -----------    -----------    -----------
                                                       (Unaudited)                   (Unaudited)
Revenues - net sales                           $   222,065    $   188,267    $   590,488    $   486,862
                                               -----------    -----------    -----------    -----------

Operating expenses:
  Service expenses                                 143,352        125,557        395,881        340,411
  General and administrative                        58,510         72,891        248,941        177,892
  Selling expenses                                   4,945          3,312         11,819         11,057
                                               -----------    -----------    -----------    -----------
    Total operating expenses                       206,807        201,760        656,641        529,360
                                               -----------    -----------    -----------    -----------

Other income and expenses:
  Interest income                                       51            154            233            169
  Capital losses                                        --             --             --           (665)
  Interest expense                                    (776)            --         (2,666)            --
                                               -----------    -----------    -----------    -----------
    Total other income and expense                    (725)           154         (2,433)          (496)
                                               -----------    -----------    -----------    -----------

Net income (loss) before income taxes               14,533        (13,339)       (68,586)       (42,994)
                                               -----------    -----------    -----------    -----------
  Income tax expense                                    --             --            820             --
                                               -----------    -----------    -----------    -----------
Net income (loss)                              $    14,533    $   (13,339)   $   (69,406)   $   (42,994)
                                               ===========    ===========    ===========    ===========

Net income (loss) per share:
  Basic                                        $      0.00    $     (0.00)   $     (0.02)   $     (0.02)
                                               ===========    ===========    ===========    ===========
  Diluted                                      $      0.00    $     (0.00)   $     (0.02)   $     (0.02)
                                               ===========    ===========    ===========    ===========

Weighted average common shares used in
  calculation of net income (loss) per share     4,020,000      2,974,819      3,752,257      2,672,103
                                               ===========    ===========    ===========    ===========

See accompanying Notes to Financial Statements.

                               Delivery Now Corp.
                                 and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss                                               $ (69,406)   $ (42,994)
                                                         ---------    ---------
Adjustments to reconcile net loss to cash provided
    (used) for operating activities:
  Depreciation                                                 339          716
                                                         ---------    ---------
                                                           (69,067)     (42,278)

  (Increase) Decrease in accounts receivable               (13,240)       4,973
  Decrease in prepaid expenses                               9,260        8,577
  (Decrease) in current loans payable                      (73,474)     (10,690)
  Increase in accrued expenses payable                      23,095       18,857
                                                         ---------    ---------
Cash provided by (used in) operating activities           (123,426)     (20,561)
                                                         ---------    ---------
Cash flows from investing activities:
  Increase in security deposits                               (480)
  Decrease in loans to shareholders                         10,000           --
  (Increase) in other loans receivable                     (12,380)          --
                                                         ---------    ---------
Cash provided by (used in) investing activities             (2,380)        (480)
                                                         ---------    ---------
Cash flows from financing activities:
  Proceeds from long-term loans                             75,000           --
  Repayments of long-term loan principal                    (6,827)          --
  Proceeds from private placements of common stock          91,400       36,047
                                                         ---------    ---------
Cash provided by (used in) financing activities            159,573       36,047
                                                         ---------    ---------
Increase (decrease) in cash                                 33,767       15,006
                                                         ---------    ---------
Cash - beginning of the period                               6,897       21,304
                                                         ---------    ---------
Cash - end of the period                                 $  40,664    $  36,310
                                                         =========    =========
Supplemental cash flow disclosures:
  Cash paid for interest                                 $   2,666    $   4,279
                                                         =========    =========
  Cash paid for income taxes                             $      --    $      --
                                                         =========    =========
Non-cash investing and financing activities:
  Vehicle surrendered in exchange for cancellation of
  loan                                                   $      --    $  14,681
                                                         =========    =========
  Stock issued for cancellation of loan                  $  10,000    $      --
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

     The accompanying unaudited condensed consolidated financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form SB-2(A) Registration Statement filed with the SEC on April 1, 2002.

2.   Long-Term Loans Payable

     In October 2001 the Company received an unsecured business installment loan of $75,000 at a variable rate of prime minus two percent. The loan is an interest only loan during the first twelve months and it subsequently converts to a five-year installment loan. The Company has made voluntary principal payments in advance. At June 30, 2002 the balance due was $68,173.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with the unaudited financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

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

     Over the past fiscal year and the first six months of 2002 we have experienced an increase in customers and revenue. Apart from the business slow down in September due to the terrorist attack of September 11, 2001, our business has improved steadily in 2001 and the first six months of 2002. We believe that our prospects are good and that our business will continue to expand. We have hired additional staff during the past fiscal year and expect to hire 5 to 10 additional employees within the next 12 months.

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001.

     The total revenues for the three months ended June 30, 2002 were $222,065, compared to $188,267 for the three months ended June 30, 2001. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     The total operating expenses for the three months ended June 30, 2002 were $206,807 compared with the three months ended June 30, 2001, which were $201,760. This slight increase in expenses was due to a slight increase in office staff and bike messengers, and related increases in expenses to service and increase in sales.

     Net income for the three months ended June 30, 2002 was $14,533, compared to a net loss of $13,339 for the three months ended June 30, 2001. The change from a loss during the 2001 period to income during the 2002 period was due to an expanding customer base and increased prices for services rendered.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001.

     The total revenues for the nine months ended June 30, 2002 were $590,488, compared to $486,862 for the nine months ended June 30, 2001. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     The material general and administrative expenses for the nine months ended June 30, 2002 were $248,941, compared with the nine months ended June 30, 2001, which were $177,892. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service and increase in sales.

     The total operating expenses for the nine months ended June 30, 2002 were $656,641 compared with the nine months ended June 30, 2001, which were $529,360. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service and increase in sales.

     Net losses for the nine months ended June 30, 2002 were $68,586, compared to net losses of $42,994 for the nine months ended June 30, 2001. These losses were partly attributed to by the legal, accounting and related fees paid in connection with preparing a registration statement with the Securities and Exchange Commission, which was declared effective in April 2002. These fees totaled approximately $75,355.

LIQUIDITY AND CAPITAL RESOURCES

     Our collection rate of account's receivable has improved for the three months ended June 30, 2002 over the three months ended June 30, 2001 and for the nine months ended June 30, 2002 over the nine months ended June 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August, 2002.

                                     DELIVERY NOW CORP.

                                     By: /s/ Michael Conte
                                         ---------------------------------------
                                         Michael Conte, Chief Executive Officer,
                                         President, Chief Financial Officer
                                         and Chairman of the Board


     The undersigned, the Chief Executive Officer and Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: August 5, 2002                  /s/ Michael Conte
                                      ------------------------------------------
                                      Michael Conte