Form 10KSB
period 2002-09-30
DELIVERY NOW CORP
filed 2003-01-14
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
     (Mark  One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  fiscal  year  ended:  September  30,  2002
                                             --------------------

                                       OR

          [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE  ACT  OF  1934

                  For  the  transition  period  from  ___________to ___________

          Commission  file  number ____________________________________________

                                Delivery Now Corp
      ---------------------------------------------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

     Delaware                                             13-4142621
     --------                                         -----------------
(State Or Other Jurisdiction Of               (IRS Employer Identification No.)
Incorporation or  Organization)


          570  Seventh  Avenue,  Suite  2103,  New York, NY            10018
  -----------------------------------------------------------------------------
   (Address  Of Principal Executive Offices)                         (Zip Code)

Issuer's  Telephone  Number  (212)  221-0120
                             --------------------------------------------------

Securities  registered  under  section  12(b)  of  the  Act:  None
                                                              -----------------

Securities  registered  under  section  12(g)  of  the  Act:  None
                                                              -----------------

     Check  whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

     State  registrant's  revenues  for  its  most  recent fiscal year: $801,723
                                                                        --------

     As of December 30, 2002 there were 4,020,000 shares of the registrant's common stock, par value $0.0001 issued and outstanding. Of these, 1,505,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately $75,000 based on the average closing bid and asked bid price of the registrant's common stock on October 10, 2002.

Transitional  small  business  disclosure  format  (check  one):
Yes  [  ];   No  [x]

Documents  Incorporated  By  Reference:  None
                                         ---------------------------------------

                                                        TABLE OF CONTENTS

Item  Number  And  Caption                                                                                                    Page
--------------------------                                                                                                    ----

Forward-Looking  Statements ...................................................................................................  4
  PART  I .....................................................................................................................  5
    ITEM  1.  Description  Of  Business .......................................................................................  5
    ITEM  2.  Description  Of  Property .......................................................................................  7
    ITEM  3.  Legal  Proceedings ..............................................................................................  8
    ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders .....................................................  8

  PART  II ....................................................................................................................  8
    ITEM  5.  Market  for  Common  Equity  and Related Stockholder Matters ....................................................  8
    ITEM  6.  Management's  Discussion  and  Analysis  of Financial Condition and Results  of  Operations .....................  9
    ITEM  7.  Financial  Statements ............................................................................................ 10
    ITEM  8.  Changes  In  And  Disagreements  With Accountants On Accounting And Financial  Disclosure ........................ 11

  PART  III .................................................................................................................... 11
    ITEM  9.  Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act .. 11
    ITEM  10. Executive  Compensation .......................................................................................... 12
    ITEM  11. Security  Ownership  Of  Certain  Beneficial Owners And Management ............................................... 15
    ITEM  12. Certain  Relationships  And  Related  Transactions ............................................................... 16
    ITEM  13. Exhibits,  List  And  Reports  On  Form  8-K ..................................................................... 17
    ITEM  14. Controls  and  Procedures ........................................................................................ 17

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Factors". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM  1.     Description  Of  Business

                          Risks Concerning Our Business

Delivery  Now  Corp.  (the  "Company" or "DNC") has a limited operating history.

     We are a new enterprise that has limited operating history upon which an evaluation of our business and prospects can be based. We must, therefore, be considered to be subject to all of the risks inherent in the establishment of a new business enterprise, including the prospective development and marketing costs, along with the uncertainties of being able to effectively market our products. We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

We are dependent upon Michael Conte; any reduction in his role in DNC would have a material adverse effect.

     The success of DNC is dependent on the vision, knowledge, business relationships and abilities of DNC's president, CFO and Chairman of the Board of Directors Michael Conte. Any reduction of Mr. Conte's role in the business would have a material adverse effect on DNC. DNC does not have an employment contract with Mr. Conte, nor a key man life insurance policy.

Michael  Conte's  Conflict  Of  Interest

     Michael Conte, our president, CFO and Chairman of the Board will devote approximately 20 hours per month to DNC. Mr. Conte works full time at his accounting practice, Gottbetter & Conte CPAs. This will put a serious constraint on his time and availability to address matters concerning DNC. This may have a material negative impact on DNC's operations.

We  may  have  difficulty  in  obtaining  additional  funding,  if  required.

     Although we believe that the funds that were raised through our most recent private placement offering of common stock will be sufficient for our needs for the next twelve months, if additional funds are needed, we may have difficulty obtaining them, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

     We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Lack  of  reliable  workers.

     We primarily rely on bike messengers to deliver packages for our customers. We have experienced a high turnover rate among our bike messengers and continually must hire new bike messengers. To date, we have managed to maintain what we think is adequate messenger service for our customers. However, if the turnover rate increased or if we were not able to hire enough replacements our business would be materially adversely affected.

Liability  for  vehicle  accidents.

     We may face liability for accidents that are caused by our messengers or in which our messengers are injured due to the fault of others. We do carry liability insurance for such accidents but there is no guarantee that our insurance coverage will be adequate.

Low  profit  margin  per  delivery.

     We have a low profit margin per each delivery and therefore for us to be profitable we must manage our resources efficiently.

There is a limited public market for our common stock and we may not continue to qualify for NASD Over-the-Counter Electronic Bulletin Board inclusion, and therefore you may be unable to sell your shares.

     There is a limited public market for our common stock. There can be no assurance, that an active trading market will ever develop or, if developed, that it will be maintained. Our common stock is quoted on the NASD Over-the-Counter Electronic Bulletin Board ("OTCBB" or "Bulletin Board"). OTCBB eligible securities includes securities not listed on NASDAQ or a registered national securities in the U.S. and that are also required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1933, and the company is current in its periodic securities reporting obligations. DNC has engaged a broker/dealer who has filed a Form 211 with the National Association of Securities Dealers ("NASD") in order to allow the quote of DNC's common stock on the OTCBB. The market maker is committed to make a market in our securities. If for any reason, however, any of our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to continue to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets". As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities. The above-described rules may materially adversely affect the liquidity of the market for our securities.

We are controlled by our president, CFO and Chairman of the Board of Directors, Directors and Manager which may result in your having no control in the direction or affairs of DNC.

     Our president, CFO and Chairman of the Board of Directors, Directors and a Manager controls approximately 62% of our outstanding common stock. As a result, they have the ability to control the Company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. Any of these events could decrease the market price of our common stock.

                                Corporate History

General

     DNC delivers envelopes by bike messenger and packages by van in the metropolitan New York City area. DNC receives phone calls from customers seeking such deliveries and then DNC dispatches its messengers via two-way radio to deliver the envelopes and packages via bike and van. DNC obtains these job orders through referrals from existing customers and through its sales force. The sales force currently consists of one person who makes personal cold sales calls building by building throughout Manhattan.

Employees

     As of December 1, 2002 we have twenty employees. All employees are full-time. Five employees work in the office and fifteen make deliveries. We expect to hire 5 to 10 employees within the next twelve months. We do not believe that this hiring will have a significant financial impact on the Company. There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

Intellectual  Property

     We  have  no  trademark,  copyright  or  patent  protection  at  this time.

Regulation

     Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally.

Customers

     DNC's customers consist of small and medium size businesses throughout Manhattan.

Competition

     There are hundreds of competitors large and small in New York City. The barriers to entry are insignificant. We are among the smaller size firms in our industry.


ITEM  2.     Description  Of  Property

     We currently lease office space for our corporate headquarters in New York City. Our monthly lease expense is $1,348. We believe that our properties are adequate and suitable for their intended purposes.

ITEM  3.     Legal  Proceedings

     We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters

Market  Information

     Our common stock began trading on the NASD Over-the Counter Bulletin Board ("OTCBB") on June 7, 2002 under the symbol "DLVN". Prior to June 7, 2002, there was no public trading market on which our common stock was traded. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

   Year  Ending  September  30,  2002         High  Bid      Low  Bid

   First  quarter                             None           None

   Second  quarter                            None           None

   Third  quarter                             None           None

   Fourth  quarter                            $.09           $.05


Holders

     There  are  forty-eight  (48)  record  holders  of  common  equity.

Options  and  Warrants

     There are no outstanding options or warrants to purchase, or securities convertible into, common equity of DNC.

Equity  Compensation  Plans

     We do not have any equity compensation plans as of the date of this Report.

Shares  Eligible  for  Future  Sale

     We have outstanding 4,020,000 shares of our common stock. Of these shares, 1,495,000 shares, will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule
144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 1,505,000 shares of our common stock (38%) of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent (1%) of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Dividends

     As of the date hereof, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Delivery Now Corp. was incorporated under the laws of Delaware on October 3, 2000. Our current operations are conducted through our wholly owned subsidiary BMW Messenger Service, Inc. incorporated under the laws of New York on September 23, 1999. BMW Messenger Service, Inc. operated as an envelope and package delivery service throughout New York City from inception until it was acquired by DNC. In October 2000, DNC acquired BMW Messenger Service, Inc. DNC issued 2,500,000 shares of its common stock to Michael Conte in exchange for all of the shares of BMW Messenger Service, Inc. Mr. Conte was the sole shareholder of BMW Messenger Service, Inc.

Results  of  Operations

     Over the past fiscal year we have experienced an increase in customers and revenue. We have hired additional staff. Apart from the business slow down in September 2001 due to the terrorist attack of September 11, our business has improved steadily in 2002.

     The total revenues for the fiscal year ended September 30, 2002 were $801,723 compared to $686,738 for the year ended September 30, 2001, representing a 16.7% increase. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     The material general and administrative expenses for the last fiscal year ended September 30, 2002 were $338,689 compared to $206,727 for the year ended September 30, 2001, an increase of 63.8%. This increase in general and administrative expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales.

     The total operating expenses for the fiscal year ended September 30, 2002 were $887,309 compared to $707,737 for the year ended September 30, 2001, an increase of 25.4%. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service an increase in sales. Service expenses, a component of total operating expenses, increased by $49,773 for the year ended September 30, 2002 as compared to the prior year.

     Net losses for the fiscal year ended September 30, 2002 were $85,323, compared to net losses of $21,477 for the year ended September 30, 2001. This loss was partly attributable to the legal, accounting and related fees paid as a result of preparing the Company's registration statement under the Securities Act of 1933. These fees totaled approximately $75,355.

Financial  Condition

     DNC believes that its prospects are good and that its business will continue to expand. We expect to hire 5 to 10 additional employees within the next 12 months.

     As of September 30, 2002, DNC had cash of $20,034 and total current assets of $129,658. Accounts receivable, less allowance for doubtful accounts, were $95,660 as of September 30, 2002. DNC's collection rate of account's receivable has improved for the year ended September 30, 2002 as compared to the year ended September 30, 2001. Working capital as of September 30, 2002, was $85,674.

     During the year ended September 30, 2002, net cash provided by financing activities was $80,606 as compared to $36,329 for the year ended September 30, 2001. The primary components of cash flow from financing activities during the year ended September 30, 2002 were proceeds from private placements of $81,400 and net repayments of loans of $794. The primary components of cash flow from financing activities during the year ended September 30, 2001 were proceeds from private placements of $29,475 and net proceeds from loans of $6,854.

     DNC believes that it will not need to raise additional funds in the next twelve months.


ITEM  7.     Financial  Statements

     The financial statements and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
     None.

                                    PART III
ITEM  9.     Directors,  Executive  Officers,  Promoters  And  Control  Persons;
             Compliance  With  Section  16(a)  Of  The  Exchange  Act

Executive  Officers,  Directors  And  Key  Employees

     The following table sets forth certain information regarding our executive officers, directors and significant employees:

   Name            Age   Position
   ----            ---   --------

   Michael  Conte  44    President,  Treasurer,  CFO  and Chairman of the Board
   Kenneth  Coder  48    Secretary,  Director
   Steven  Katz    54    Director
   Brian  Seinwels 30    Manager

     Michael C. Conte, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, has been an officer and a director since inception. Mr. Conte has been engaged as an independent contractor and certified public accountant by Paul B. Gottbetter since June 1980 and does business under the name Gottbetter & Conte. Mr. Conte is a certified public accountant. Mr. Conte received his B.S. in accounting from New York University in 1980.

     Kenneth Coder, Secretary and Director, has been an officer since October 2000. From 1990 to 1999 he was a partner in the accounting firm of Rosenberg & Coder in New York, New York. He now practices as Kenneth C. Coder, CPA. Mr. Coder is a certified public accountant. He received his B.S. in accounting from Queens College in New York in 1981.

     Steven  Katz,  director,  has  been a director since September, 2001. Since
1984 Steven Katz has been President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development. From 1983 to 1984, he was Executive Vice President and co-founder of S.K.Y. Polymers, inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp, N.A. From 1976 to 1980, he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a bachelor of business administration degree in accounting from the City College of New York in 1969. He is presently a member of the boards of directors of the following publicly held companies: Senesco Technologies, Inc.; Biophan Technologies, Inc.; and USA Technologies, Inc.

     Brian Seinwels, Manager, has been the manager of BMW Messenger Service, Inc. (DNC's wholly owned subsidiary) since 1999. From 1997 to 1999 he was the sales manager for Pace Courier, Inc., another courier company based in New York City.

16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended September 30, 2002.

ITEM  10.     Executive  Compensation

     We have paid Michael Conte $18,400 during the year ended September 30, 2001, and $40,473 during the year ended September 30, 2002. We have not paid any of our other officers or directors from inception on October 3, 2000 through April 1, 2002. No executive compensation has accrued.



                           SUMMARY COMPENSATION TABLE

                                                                           Long  Term  Compensation
                                                                     -------------------------------------
                                    Annual Compensation                Awards              Payouts
                    -----------------------------------------------  -----------  ------------------------
                                                         Restricted  Securities
                                            Other Annual   Stock     Underlying     LTIP       All other
Name &                    Salary    Bonus   Compensation   Awards   Options/SARs   Payouts   Compensations
Principal Position  Year    ($)      ($)         ($)         ($)         #)          ($)          ($)
                    ----  -------  -------  -------------  -------  -------------  --------  -------------
Michael Conte. . .  2002   25,473   15,000   0              0        0              0         0
   President & . .  2001   18,400        0   0              0        0              0         0
   Chairman. . . .  2000        0        0   0              0        0              0         0


Stock  Option  Plan

     2001  Stock  Option  Plan

     We adopted our 2001 stock option plan on June 29, 2001. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

     The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

     Options may be granted to our employees (including officers) and directors and certain of our consultants and advisors.

     The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

     The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of (i) the number of shares of common stock used to exercise the option, and (ii) with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

     Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.

Option  Grants  In  Last  Fiscal  Year

     The following table sets forth information concerning stock options granted to each of the executives named in the summary compensation table for the fiscal year ending September 3, 2002:

                                Percentage of Total of
               Number of Shares  Options Granted to
                  Underlying      Employees During      Exercise Price
Name           Options Granted      Fiscal Year        Per Share        Expiration Date
Michael Conte  None             _________              _________        _________


Options  Exercised  In  Last  Fiscal  Year  And  Fiscal  Year-End  Option Values


                Shares                        Number of Shares Underlying      Value  of  Unexercised  In-the
             Acquired on        Value            Unexercised Options at             Money  Options  at
Name           Exercise       Realized              Fiscal Year-End                  Fiscal Year-End
                                             Exercisable     Unexercisable     Exercisable  Unexercisable
                                           ---------------  ---------------    -----------  -------------
Michael Conte   0             0             0                __________         0            0

Director's  Compensation  And  Committees

     We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

     We  have  an audit committee. The functions of the audit committee include:

          - monitoring our financial reporting process and internal control systems;

          - reviewing and appraising the audit efforts of our independent accountants and internal auditing functions;

          - reviewing compliance with laws and regulations under which we are required to operate, including compliance with the Nasdaq corporate governance standards; and

          - providing an open avenue of communication among our independent accountants, financial and senior management, internal auditing department and board of directors.

     The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

     Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Executives'  Compensation  Policies

     Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

     Executives' base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

     It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. The board believes that option grants should be considered on an annual basis.


ITEM  11.     Security  Ownership  Of  Certain  Beneficial Owners And Management

     The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2002. The information in this table provides the ownership information for:

     a. each person known by us to be the beneficial owner of more than 5% of our common stock;

     b.  each  of  our  directors;

     c.  each  of  our  executive  officers;  and

     d.  our  executive  officers,  directors  and director nominees as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the sec and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership are based on 4,020,000 shares outstanding. There are currently no outstanding options or warrants to purchase any common stock.

     Name and Address of           Amount and Nature of
       Beneficial Owner            Beneficial Ownership      Percentage of Class

Michael  Conte
570 Seventh Avenue, Suite 2103
New York, NY 10018                 1,250,000                 31%

Kenneth  Coder
570 Seventh Avenue, Suite 2103
New York, NY 10018                     5,000                 less than 1%

Steven  Katz
440 S. Main St.
Milltown, NJ 08850                    10,000                 less than 1%

All Executive Officers and
Directors as a group (3 persons)   1,265,000                 31%

Brian  Seinwels
1170 Broadway, Suite 209
New York, NY 10001                 1,250,000                 31%

     We have contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.


ITEM  12.     Certain  Relationships  And  Related  Transactions

     We issued 2,500,000 shares of our common stock to Michael C. Conte, our president, CFO and Chairman of the Board of Directors in exchange for the transfer from Mr. Conte of all the shares of BMW Messenger Service, Inc. to DNC.

     BMW Messenger Service, Inc., a New York Corporation, is a wholly owned subsidiary of DNC.

     Michael C. Conte, our president and director, is affiliated with Paul B. Gottbetter, together they do accounting work as Gottbetter & Conte. Paul B.
Gottbetter is the father of Adam Gottbetter, who is a partner in Kaplan Gottbetter & Levenson, LLP, our attorneys.

     We issued 50,000 shares of our common stock to KGL Investments, ltd., the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, counsel to the Company. The shares were issued in exchange for $5,000 worth of legal services rendered (the shares were valued at $.10 per share).

     From December, 2000 to December, 2001, we issued 1,455,000 shares of our common stock at $.10 per share, pursuant to a private offering to accredited investors and a limited number of sophisticated investors, for a total of $145,500.

     In January 2001, Michael Conte transferred 1,250,000 shares of his common stock valued at par value $.0001 per share to Brian Seinwels, an employee of DNC, pursuant to an option agreement.

     In September 2001, we issued 10,000 shares of our common stock, valued at $.10 per share, to director Steve Katz.

     In June 2001, we issued 5,000 shares of our common stock, valued at $.10 per share, to secretary and director Kenneth Coder.

     We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, our board of directors has determined that such agreements must be on similar terms.

ITEM  13.     Exhibits,  List  And  Reports  On  Form  8-K

(a)     Exhibit
        Number     Description

        *  3.1     Certificate  of  Incorporation
        *  3.2     By-Laws
        *  3.3     Amended  By-Laws
        * 10.1     Stock  Option  Plan  of  2001
          99.1     Certificate  of  Chief  Executive  Officer
          99.2     Certificate  of  Chief  Financial  Officer
*   Previously  filed  in  Registrant's  Form  SB-2

(b)     Reports  on  Form  8-K

     None.


ITEM  14.     Controls  and  Procedures.

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DELIVERY NOW CORPORATION
                                    (Registrant)

Date: January 14, 2003          By: /s/  Michael  Conte
                                    -------------------
                                    Michael  Conte
                                    Director, President (Principal Executive
                                    officer) and Treasurer (Principal Financial
                                    Officer)



     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 14, 2003          By: /s/  Michael  Conte
                                    -------------------
                                    Director, President (Principal Executive
                                    officer) and Treasurer (Principal Financial
                                    Officer)


Date: January 14, 2003          By: /s/  Steven  Katz
                                    -----------------
                                    Steven  Katz,  Director


Date: January 14, 2003          By: /s/  Kenneth  Coder
                                    -------------------
                                    Kenneth Coder, Director

                                 CERTIFICATIONS

     I,  Michael  Conte,  certify  that:

     1.     I  have  reviewed  this annual report on Form 10-KSB of Delivery Now
Corp.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January  14,  2003          /s/  Michael  Conte
                                   ---------------------------
                                   Principal Executive Officer

                                 CERTIFICATIONS
     I,  Michael  Conte,  certify  that:

     1.     I  have  reviewed  this annual report on Form 10-KSB of Delivery Now
Corp.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  January  14,  2003          /s/  Michael  Conte
                                   ---------------------------
                                   Principal Financial Officer

     Independent  Auditors'  Report


To  the  Board  of  Directors  and
Stockholders  of  Delivery  Now  Corp.


We have audited the accompanying consolidated balance sheet of Delivery Now Corp. and Subsidiary as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delivery Now Corp. and Subsidiary at September 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/S/Rogoff  &  Company,  P.C.

New  York,  New  York
December  23,  2002

                        DELIVERY NOW CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


                                     ASSETS


CURRENT ASSETS:
  CASH . . . . . . . . . . . . . . . . . . . .  $ 20,034
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $16,816 . . . . .    95,660
  LOAN RECEIVABLE - EMPLOYEES. . . . . . . . .     3,909
  LOAN TO SHAREHOLDER, NET OF ALLOWANCE
    FOR DOUBTFUL LOANS OF $10,000. . . . . . .         -
  PREPAID EXPENSES . . . . . . . . . . . . . .    10,055
                                                ---------

      TOTAL CURRENT ASSETS . . . . . . . . . .   129,658

OFFICE EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $1,282 . . . . . . . . . . .     1,885

SECURITY DEPOSITS. . . . . . . . . . . . . . .     2,696
                                                ---------

                                                $134,239
                                                =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  CURRENT PORTION OF LOANS PAYABLE . . . . . .  $ 20,888
  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES . .    23,096
                                                ---------

    TOTAL CURRENT LIABILITIES. . . . . . . . .    43,984

LOANS PAYABLE, NET OF CURRENT PORTION. . . . .    41,792
                                                ---------

                                                  85,776
                                                ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.0001 PAR VALUE, 5,000,000
    SHARES AUTHORIZED; NONE OUTSTANDING. . . .         -
  COMMON STOCK, $.0001 PAR VALUE; 100,000,000
    SHARES AUTHORIZED; 4,020,000 SHARES ISSUED
    AND OUTSTANDING. . . . . . . . . . . . . .       402
  ADDITIONAL PAID IN CAPITAL . . . . . . . . .   128,273
  ACCUMULATED DEFICIT. . . . . . . . . . . . .   (80,212)
                                                ---------

    TOTAL STOCKHOLDERS' EQUITY . . . . . . . .    48,463
                                                ---------

                                                $134,239
                                                =========


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,





                                       2002          2001
                                   ------------  ------------
REVENUE . . . . . . . . . . . . .  $   801,723   $   686,738
                                   ------------  ------------
OPERATING EXPENSES:
  SERVICE EXPENSES. . . . . . . .      532,969       483,196
  SELLING EXPENSES. . . . . . . .       15,651        17,814
  GENERAL AND ADMINISTRATIVE. . .      338,689       206,727
                                   ------------  ------------

    TOTAL OPERATING EXPENSES. . .      887,309       707,737
                                   ------------  ------------

OPERATING LOSS. . . . . . . . . .      (85,586)      (20,999)
                                   ------------  ------------

OTHER INCOME (EXPENSE):
  INTEREST INCOME . . . . . . . .          263           187
  CAPITAL LOSS. . . . . . . . . .            -          (665)
                                   ------------  ------------

    TOTAL OTHER INCOME (EXPENSE).          263          (478)
                                   ------------  ------------

NET LOSS. . . . . . . . . . . . .  $   (85,323)  $   (21,477)
                                   ============  ============


EARNINGS PER SHARE
  (BASIC AND DILUTED) . . . . . .  $     (0.02)  $     (0.01)
                                   ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)    3,804,852     2,757,986
                                   ============  ============








SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2002

                                           COMMON STOCK        ADDITIONAL     RETAINED        TOTAL
                                      ----------------------    PAID IN       EARNINGS    STOCKHOLDERS'
                                         SHARES      AMOUNT      AMOUNT       (DEFICIT)      EQUITY
                                      ------------  ---------  ---------  ---------------  ---------
BALANCE, SEPTEMBER 30, 2000. . . . .     2,550,000  $     255  $   6,045  $       26,588   $ 32,888

ISSUANCE OF COMMON STOCK THROUGH A
  PRIVATE PLACEMENT. . . . . . . . .       459,750         46     29,429               -     29,475

ISSUANCE OF COMMON STOCK FOR SERVICE        15,000          1      1,499               -      1,500

NET LOSS . . . . . . . . . . . . . .             -          -          -         (21,477)   (21,477)
                                      ------------  ---------  ---------  ---------------  ---------

BALANCE, SEPTEMBER 30, 2001. . . . .     3,024,750        302     36,973           5,111     42,386

ISSUANCE OF COMMON STOCK THROUGH A .       985,250         99     81,301               -     81,400
  PRIVATE PLACEMENT

CONVERSION OF DEBT TO EQUITY . . . .        10,000          1      9,999               -     10,000

NET LOSS . . . . . . . . . . . . . .             -          -          -         (85,323)   (85,323)
                                      ------------  ---------  ---------  ---------------  ---------

BALANCE, SEPTEMBER 30, 2002. . . . .     4,020,000  $     402  $ 128,273  $      (80,212)  $ 48,463
                                      ============  =========  =========  ===============  =========

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.



                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,





                                                     2002       2001
                                                   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS . . . . . . . . . . . . . . . . . . . . .  $(85,323)  $(21,477)
ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED IN OPERATING ACTIVITIES:
  DEPRECIATION . . . . . . . . . . . . . . . . . .       452      1,299
  PROVISION FOR DOUBTFUL ACCOUNTS. . . . . . . . .    15,000          -
  PROVISION FOR DOUBTFUL LOAN TO SHAREHOLDER . . .    10,000          -
  COMMON STOCK ISSUED FOR SERVICES . . . . . . . .         -      1,500
CHANGE IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE. . . . . . . . . . . . . .   (21,673)   (13,426)
  LOAN RECEIVABLE - EMPLOYEE . . . . . . . . . . .    (3,909)         -
    PREPAID EXPENSES . . . . . . . . . . . . . . .     2,030     (2,016)
   SECURITY DEPOSITS . . . . . . . . . . . . . . .      (296)         -
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES . . .    16,250     (6,616)
                                                    ---------  ---------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .   (67,469)   (40,736)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    LOANS TO SHAREHOLDERS. . . . . . . . . . . . .         -    (10,000)
                                                    ---------  ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM PRIVATE PLACEMENT. . . . . . . . .    81,400     29,475
  PROCEEDS FROM LOAN PAYABLE . . . . . . . . . . .    10,465     29,654
  REPAYMENT OF LOANS PAYABLE . . . . . . . . . . .   (11,259)   (22,800)
                                                    ---------  ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .    80,606     36,329
                                                    ---------  ---------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . .    13,137    (14,407)

CASH, BEGINNING OF YEAR. . . . . . . . . . . . . .     6,897     21,304
                                                    ---------  ---------

CASH, END OF YEAR. . . . . . . . . . . . . . . . .  $ 20,034   $  6,897
                                                    =========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  CASH PAID DURING THE YEAR FOR INTEREST . . . . .  $  3,250   $  4,681
                                                    =========  =========

  CASH PAID DURING THE YEAR FOR TAXES. . . . . . .  $  1,571   $    400
                                                    =========  =========

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING
  ACTIVITIES:

  CONVERSION OF DEBT TO EQUITY EFFECT ON EQUITY. .  $ 10,000   $      -
                                                    =========  =========

  CONVERSION OF DEBT TO EQUITY EFFECT ON DEBT. . .  $(10,000)  $      -
                                                    =========  =========



SEE  NOTES  CONSOLIDATED  FINANCIAL  STATEMENTS.

                                       F-5

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  1  -  NATURE  OF  BUSINESS

DELIVERY NOW CORP. (THE "COMPANY"), WAS INCORPORATED IN THE STATE OF DELAWARE ON OCTOBER 3, 2000. THE COMPANY, THROUGH ITS WHOLLY OWNED SUBSIDIARY BMW MESSENGER SERVICES, INC. ("BMW"), DELIVERS ENVELOPES BY BIKE MESSENGERS AND PACKAGES BY VAN IN THE NEW YORK CITY METROPOLITAN AREA. BMW RECEIVES PHONE CALLS FROM CUSTOMERS SEEKING SUCH DELIVERIES AND THEN DISPATCHES ITS MESSENGERS VIA TWO-WAY RADIO TO DELIVER THE ENVELOPES AND PACKAGES VIA BICYCLE OR VAN. BMW OBTAINS THESE JOB ORDERS THROUGH REFERRALS FROM EXISTING CUSTOMERS AND THROUGH ITS SALES FORCE.

BMW WAS FORMED ON SEPTEMBER 23, 1999 IN THE STATE OF NEW YORK AND OPERATED AS A SUB-CHAPTER S CORPORATION FROM INCEPTION THROUGH OCTOBER 3, 2000 WHEN IT WAS ACQUIRED BY THE COMPANY. BMW HAD NO TRANSACTIONS FOR THE PERIOD BETWEEN SEPTEMBER 23, 1999 AND SEPTEMBER 30, 1999. MICHAEL CONTE, PRESIDENT OF THE COMPANY, WAS THE SOLE OWNER OF BMW.

ON OCTOBER 3, 2000 THE COMPANY ACQUIRED 100% OF BMW'S COMMON STOCK IN EXCHANGE FOR 2,500,000 SHARES OF THE COMPANY'S COMMON STOCK. AT THE TIME OF THE TRANSACTION MICHAEL CONTE WAS THE SOLE SHAREHOLDER OF THE COMPANY. ACCORDINGLY, THIS BUSINESS COMBINATION WAS ACCOUNTED FOR AT HISTORICAL COST AS AN EXCHANGE OF SHARES BETWEEN ENTERPRISES UNDER COMMON CONTROL.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF DELIVERY NOW CORP. AND ITS WHOLLY OWNED SUBSIDIARY, BMW MESSENGER SERVICE, INC. ALL MATERIAL INTERCOMPANY TRANSACTIONS AND BALANCES HAVE BEEN ELIMINATED IN CONSOLIDATION.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

OFFICE  EQUIPMENT

OFFICE EQUIPMENT IS STATED AT COST LESS ACCUMULATED DEPRECIATION. DEPRECIATION IS PROVIDED FOR IN AMOUNTS SUFFICIENT TO CHARGE THE COST OF DEPRECIABLE ASSETS TO OPERATIONS OVER THEIR ESTIMATED SERVICE LIVES ON A STRAIGHT-LINE BASIS, GENERALLY FIVE YEARS. THE COMPANY USES THE SAME METHOD OF DEPRECIATION FOR FINANCIAL REPORTING AND TAX PURPOSES. ROUTINE MAINTENANCE AND REPAIRS AND MINOR REPLACEMENT COSTS ARE CHARGED TO EXPENSE AS INCURRED, WHILE EXPENDITURES THAT EXTEND THE SERVICE LIFE OF THESE ASSETS ARE CAPITALIZED. UPON THE SALE OR RETIREMENT OF OFFICE EQUIPMENT, THE COST AND RELATED ACCUMULATED DEPRECIATION WILL BE REMOVED FROM THE ACCOUNTS AND THE RESULTING PROFIT OR LOSS WILL BE REFLECTED IN THE STATEMENT OF OPERATIONS.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

INCOME  TAXES

THE COMPANY USES THE LIABILITY METHOD FOR INCOME TAXES AS REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 109 "ACCOUNTING FOR INCOME TAXES." UNDER THIS METHOD, DEFERRED TAX ASSETS AND LIABILITIES ARE DETERMINED BASED ON DIFFERENCES BETWEEN FINANCIAL REPORTING AND TAX BASIS OF ASSETS AND LIABILITIES. DEFERRED TAX ASSETS AND LIABILITIES ARE MEASURED USING ENACTED TAX RATES AND LAWS THAT WILL BE IN EFFECT WHEN THE DIFFERENCES ARE EXPECTED TO REVERSE. VALUATION ALLOWANCES ARE ESTABLISHED WHEN NECESSARY TO REDUCE DEFERRED TAX ASSETS TO THE AMOUNT EXPECTED TO BE REALIZED.

REVENUE  RECOGNITION

REVENUE IS RECOGNIZED UPON DELIVERY OF ENVELOPES AND PACKAGES WHETHER OR NOT SUCH TRANSACTIONS HAVE BEEN SETTLED BY THE RECEIPT OR PAYMENT OF CASH.

EARNING  PER  SHARE

THE COMPANY PRESENTS BASIC EARNINGS (LOSS) PER SHARE, AND IF APPROPRIATE, DILUTED EARNINGS PER SHARE IN ACCORDANCE WITH THE PROVISIONS OF SFAS NO. 128, EARNINGS PER SHARE" ("SFAS 128").

UNDER SFAS 128 BASIC NET EARNINGS (LOSS) PER SHARE IS COMPUTED BY DIVIDING THE NET EARNINGS (LOSS) FOR THE PERIOD BY THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR THE PERIOD. DILUTED NET EARNINGS PER SHARE IS COMPUTED BY DIVIDING THE NET EARNINGS FOR THE PERIOD BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARE EQUIVALENTS DURING THE PERIOD. COMMON STOCK EQUIVALENTS WOULD ARISE FROM THE EXERCISE OF STOCK OPTIONS. THROUGH SEPTEMBER 30, 2002 THE COMPANY HAS NOT ISSUED ANY STOCK OPTIONS.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

THE COMPANY REVIEWS LONG-LIVED ASSETS FOR IMPAIRMENT WHENEVER CIRCUMSTANCES AND SITUATIONS CHANGE SUCH THAT THERE IS AN INDICATION THAT THE CARRYING AMOUNTS MAY NOT BE RECOVERED. IN SUCH CIRCUMSTANCES, THE COMPANY WILL ESTIMATE THE FUTURE CASH FLOWS EXPECTED TO RESULT FROM THE USE OF THE ASSET AND ITS EVENTUAL DISPOSITION. FUTURE CASH FLOWS ARE THE FUTURE CASH INFLOWS EXPECTED TO BE GENERATED BY AN ASSET LESS THE FUTURE OUTFLOWS EXPECTED TO BE NECESSARY TO OBTAIN THOSE INFLOWS. IF THE SUM OF THE EXPECTED FUTURE CASH FLOWS (UNDISCOUNTED AND WITHOUT INTEREST CHARGES) IS LESS THAN THE CARRYING AMOUNT OF THE ASSET, THE COMPANY WILL RECOGNIZE AN IMPAIRMENT LOSS TO ADJUST TO THE FAIR VALUE OF THE ASSET. AT SEPTEMBER 30, 2002, THE COMPANY BELIEVES THAT THERE HAS BEEN NO IMPAIRMENT OF ITS LONG-LIVED ASSETS.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

IN AUGUST 2001, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". THIS STATEMENT IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001. THIS SUPERSEDES SFAS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF," WHILE RETAINING MANY OF THE REQUIREMENTS OF SUCH STATEMENT. THE COMPANY HAS ADOPTED THIS STATEMENT AS OF OCTOBER 1, 2002.

FINANCIAL  INSTRUMENTS

THE CARRYING AMOUNTS OF FINANCIAL INSTRUMENTS, INCLUDING CASH AND LOAN RECEIVABLE - EMPLOYEES APPROXIMATE FAIR VALUE AT SEPTEMBER 30, 2002 BECAUSE OF THE SHORT-TERM NATURE OF THE INSTRUMENTS. THE CARRYING VALUE OF THE LOANS PAYABLE APPROXIMATE FAIR VALUE AS OF SEPTEMBER 30, 2002 BASED UPON DEBT TERMS AVAILABLE FOR ENTITIES UNDER SIMILAR TERMS.

USE  OF  ESTIMATES

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA REQUIRED MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND THE DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND REVENUE AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATED.

RECLASSIFICATIONS

CERTAIN  RECLASSIFICATIONS  HAVE  BEEN  MADE   TO  THE  PRIOR  YEAR'S  FINANCIAL
STATEMENTS IN ORDER TO CONFORM TO THE CURRENT YEAR.

NEW  ACCOUNTING  PRONOUNCEMENTS

IN JULY 2001 THE FASB ISSUED SFAS NO. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). SFAS 141 REQUIRES THE PURCHASE METHOD OF ACCOUNTING FOR ALL BUSINESS COMBINATIONS INITIATED AFTER JUNE 30, 2001 AND ELIMINATES THE POOLING-OF-INTEREST METHOD. SFAS 141 FURTHER CLARIFIES THE CRITERIA FOR RECOGNITION OF INTANGIBLE ASSETS SEPARATELY FROM GOODWILL.

IN JULY 2001 THE FASB ISSUED SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," ("SFAS 142"). SFAS 142 ELIMINATES THE AMORTIZATION OF GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS AND INITIATES AN ANNUAL REVIEW FOR IMPAIRMENT. IDENTIFIABLE INTANGIBLE ASSETS WITH DETERMINABLE USEFUL LIVES WILL CONTINUE TO BE AMORTIZED. THE COMPANY ADOPTED THIS STATEMENT AS OF OCTOBER 1, 2002 AND MANAGEMENT DOES NOT BELIEVE THAT THIS STATEMENT WILL HAVE A MATERIAL IMPACT ON THE FINANCIAL STATEMENTS.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

IN JUNE 2001 THE FASB ISSUED SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," WHICH ADDRESSES THE FINANCIAL ACCOUNTING AND REPORTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF TANGIBLE LONG-LIVED ASSETS AND THE ASSOCIATED ASSET RETIREMENT COSTS. THE COMPANY ADOPTED THIS STATEMENT EFFECTIVE OCTOBER 1, 2002 AND MANAGEMENT DOES NOT BELIEVE THAT THIS STATEMENT WILL HAVE A MATERIAL IMPACT ON THE FINANCIAL STATEMENTS.

IN JUNE 2002 THE FASB ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," ("SFAS 146"). SFAS 146 IS EFFECTIVE FOR EXIT AND DISPOSAL ACTIVITIES THAT ARE INITIATED AFTER DECEMBER 31, 2002 AND REQUIRES THESE COSTS TO BE RECOGNIZED WHEN THE LIABILITY IS INCURRED AND NOT AT PROJECT INITIATION. THE COMPANY DOES NOT EXPECT THIS STATEMENT TO HAVE A MATERIAL IMPACT ON THE FINANCIAL STATEMENTS.

MANAGEMENT DOES NOT BELIEVE THAT RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS IF CURRENTLY ADOPTED WOULD HAVE A MATERIAL EFFECT ON THE ACCOMPANYING FINANCIAL STATEMENTS.

NOTE  4  -  LOAN  RECEIVABLE  -  STOCKHOLDER

DURING THE YEAR ENDED SEPTEMBER 30, 2001 THE COMPANY LOANED $10,000 TO ONE OF THE COMPANY'S OFFICERS AND STOCKHOLDERS, INTEREST FREE. DUE TO THE FACT THAT NO AMOUNTS HAVE BEEN REPAID, AS OF SEPTEMBER 30, 2002, THE COMPANY HAS DETERMINED THAT THIS LOAN WAS IMPAIRED AND RECORDED AN ALLOWANCE FOR DOUBTFUL LOANS OF
$10,000  AGAINST  THE  LOAN  RECEIVABLE.

NOTE  5  -  LOANS  PAYABLE

DURING OCTOBER 2001 THE COMPANY OBTAINED A BUSINESS INSTALLMENT LOAN (THE "LOAN") IN THE PRINCIPAL AMOUNT OF $75,000. THE LOAN REQUIRES INTEREST ONLY PAYMENTS DURING THE FIRST YEAR AT 2% BELOW THE CHASE PRIME RATE (THE "RATE"), WHICH IS 6.25% AT SEPTEMBER 30, 2002. THEREAFTER THE LOAN REQUIRES MONTHLY PAYMENTS OF PRINCIPAL AND INTEREST AT THE RATE TO BE REPAID OVER FIVE YEARS. THE COMPANY HAS MADE VOLUNTARY PRINCIPAL PAYMENTS IN ADVANCE OF THE REPAYMENT SCHEDULE.

THE COMPANY FINANCES ITS INSURANCE THROUGH SEVERAL LOANS PAYABLE AT INTEREST RATES RANGING FORM 10.5% TO 13.75%. THE LOANS REQUIRE MONTHLY PAYMENTS OF PRINCIPAL AND INTEREST FOR A TERM OF SEVEN TO TWELVE MONTHS.

DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 THE COMPANY BORROWED $10,000 FROM JEAN DEFRESCO, AT NO INTEREST. DURING FISCAL 2002 THE LOAN WAS CONVERTED TO 10,000 SHARES OF THE COMPANY'S COMMON STOCK AT $1 PER SHARE.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  5  -  LOANS  PAYABLE  -  CONTINUED

LOANS  PAYABLE  CONSISTS  OF  THE  FOLLOWING  AS  OF  SEPTEMBER  30,  2002:

  LOAN PAYABLE - CHASE. . . . . . . . .  $55,757
  INSURANCE FINANCING LOANS . . . . . .    6,923
                                         -------

                                          62,680
  LESS CURRENT PORTION OF LOANS PAYABLE   20,888
                                         -------

                                         $41,792
                                         =======


THE  AGGREGATE  MATURITIES  OF  LOANS  PAYABLE  AS  OF SEPTEMBER 30, 2002 ARE AS
FOLLOWS:

                       PRINCIPAL
         FISCAL YEAR.  REPAYMENTS
         ------------  ----------
         2003          $20,888
         2004           14,865
         2005           15,820
         2006           11,107
                       ----------
                       $62,680
                       ==========


THE  LOAN  PAYABLE  -  CHASE  IS  SECURED  BY  ALL  OF  THE  COMPANY'S  ASSETS.

NOTE  6  -  INCOME  TAXES

THE COMPANY HAS NOT RECORDED A TAX LIABILITY FOR EITHER FEDERAL OR STATE INCOME TAXES BECAUSE THE COMPANY HAS A NET LOSS FOR THE YEAR ENDED SEPTEMBER 30, 2002. THE COMPANY HAS NET OPERATING LOSS CARRYFORWARDS OF APPROXIMATELY $80,000 THAT BEGIN TO EXPIRE IN THE YEAR 2020. THE DEFERRED TAX ASSETS CONSIST OF TIMING DIFFERENCES RELATING TO THE ALLOWANCE FOR DOUBTFUL ACCOUNTS AND LOAN TO
STOCKHOLDER AND NET OPERATING LOSS CARRYFORWARDS. THE COMPANY HAS RECORDED A 100% VALUATION ALLOWANCE AGAINST THE DEFERRED TAX ASSET BECAUSE IT IS MORE LIKELY THAN NOT THAT THE DEFERRED TAX ASSET WILL NOT BE REALIZED.

THE  COMPONENTS  OF  THE  NET  DEFERRED  TAX  ASSET  ARE  AS  FOLLOWS:

DEFERRED TAX ASSETS:
  ALLOWANCE FOR DOUBTFUL ACCOUNTS .  $  2,522
  ALLOWANCE FOR LOAN TO STOCKHOLDER     1,500
  NET OPERATING LOSS CARRYFORWARD .    12,000
                                     ---------

                                       16,022
VALUATION ALLOWANCE . . . . . . . .   (16,022)
                                     ---------

                                     $      -
                                     =========

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  7  -  EQUITY  TRANSACTIONS

DURING  DECEMBER  2001  THE  COMPANY COMPLETED THE SALE OF 985,250 SHARES OF ITS
COMMON STOCK AS PART OF THE PRIVATE PLACEMENT AUTHORIZED BY THE BOARD OF DIRECTORS DURING OCTOBER 2000. AS A RESULT OF THIS PORTION OF THE PRIVATE
PLACEMENT THE COMPANY RECEIVED PROCEEDS OF $98,525 AGAINST OFFERING COSTS OF $17,125 THAT WERE CHARGED AGAINST THE PROCEEDS OF THE OFFERING.

DURING JUNE 2001, THE COMPANY ISSUED 5,000 SHARES OF ITS COMMON STOCK TO DIRECTOR KENNETH CODER AND IN SEPTEMBER 2001 THE COMPANY ISSUED 10,000 SHARES OF ITS COMMON STOCK TO DIRECTOR STEVE KATZ, AS A COMPENSATION FOR THEIR SERVICES. THESE SHARES WERE VALUED BASED UPON THE PRICE PLACED ON THE SHARES DURING THE PRIVATE PLACEMENT ($.10 PER SHARE).

DURING OCTOBER 2000, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED A PRIVATE PLACEMENT OFFERING OF THE COMPANY'S COMMON STOCK TO A LIMITED NUMBER OF SOPHISTICATED INVESTORS AT A PRICE OF $.10 PER SHARE. THE COMPANY COMPLETED
THIS PRIVATE PLACEMENT DURING THE YEAR ENDED SEPTEMBER 30, 2001 AND ISSUED 459,750 SHARES OF THE COMPANY'S COMMON STOCK, RESULTING IN CASH PROCEEDS OF $45,975. OFFERING EXPENSES TOTALED $16,500 AND WERE CHARGED AGAINST THE PROCEEDS OF THE OFFERING.

NOTE  8  -  STOCK  OPTIONS

THE COMPANY ADOPTED ITS 2000 STOCK OPTION PLAN (THE "PLAN") DURING OCTOBER 2000. THE PLAN PROVIDES FOR THE GRANTING OF INCENTIVE STOCK OPTIONS, NON-STATUTORY STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. THE INCENTIVE STOCK OPTIONS CAN BE GRANTED TO ALL EMPLOYEES AND OFFICERS OF THE COMPANY. THE NON-STATUTORY STOCK OPTIONS CAN BE GRANTED TO ALL EMPLOYEES, NON-EMPLOYEE DIRECTORS, AND CONSULTANTS OF THE COMPANY. THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UNDER THE PLAN IS 500,000, SUBJECT AND ADJUSTMENT IN THE EVENT OF A STOCK SPLIT, STOCK DIVIDEND, RECAPITALIZATION OR SIMILAR CHANGE IN THE COMPANY'S CAPITAL STRUCTURE. THE COMPANY HAS NOT YET GRANTED ANY OPTIONS OR STOCK APPRECIATION RIGHTS UNDER THE PLAN.

THE PLAN IS PRESENTLY ADMINISTERED BY THE COMPANY'S BOARD OF DIRECTORS, WHICH SELECTS THE ELIGIBLE PERSONS TO WHOM OPTIONS SHALL BE GRANTED, DETERMINES THE NUMBER OF COMMON SHARES SUBJECT TO EACH OPTION, THE EXERCISE PRICE THEREOF AND THE PERIOD DURING WHICH OPTIONS ARE EXERCISABLE, INTERPRETS THE PROVISIONS OF THE PLAN AND SUBJECT TO CERTAIN LIMITATIONS, MAY AMEND THE PLAN.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  9  -  CREDIT  RISK

ACCOUNTS RECEIVABLE CONSISTS OF GENERALLY SMALL BALANCES OF TRADE RECEIVABLES DUE FROM A LARGE NUMBER OF CUSTOMERS. THE COMPANY REQUIRES NO COLLATERAL FROM ITS CUSTOMERS AND MAINTAINS AN ALLOWANCE FOR DOUBTFUL ACCOUNTS BASED ON THE CURRENT EVALUATION OF THE EXPECTED COLLECTIBILITY OF ITS ACCOUNTS RECEIVABLE.

NOTE  10  -  LEASE  COMMITMENTS

THE COMPANY LEASES OFFICE SPACE IN NEW YORK CITY UNDER A NON-CANCELABLE OPERATING LEASE EXPIRING SEPTEMBER 30, 2004. THE COMPANY IS REQUIRED TO PAY RENT IN MONTHLY IN THE AMOUNT OF $1,348 FOR THE PERIOD OCTOBER 1, 2002 THROUGH SEPTEMBER 30, 2003 AND $1,415 FOR THE PERIOD FROM OCTOBER 1, 2003 THROUGH
SEPTEMBER 30, 2004. DURING THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 THE COMPANY RECORDED RENT EXPENSE OF APPROXIMATELY $15,000 AND $14,000, RESPECTIVELY.

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Delivery Now Corp. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Conte, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that;

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Michael  Conte
-------------------
Chief  Executive  Officer

January  14,2003

EXHIBIT  99.2


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Delivery Now Corp. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Conte, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.

/s/  Michael  Conte
-------------------
Chief  Financial  Officer

January  14,2003