Form 10QSB
period 2002-12-31
DELIVERY NOW CORP
filed 2003-02-14
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                        Commission file number 333-75956

                               DELIVERY NOW CORP.
                    ---------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

               DELAWARE                                 13-4142621
     ----------------------------                  --------------------
     (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                  Identification No.)

                  570 SEVENTH AVENUE, NEW YORK, NEW YORK      10018
-------------------------------------------------------------------------------
                  (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (212) 221-0120

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

As of December 31, 2002 there were 4,020,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                               DELIVERY NOW CORP.
                DECEMBER 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page Number

Special Note Regarding Forward Looking Statements . . . . . . . . . . . . . . . . . .3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Balance Sheet as of December 31, 2002 (unaudited) and
           September 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Operations for the three months ended December 31, 2002 and December 31, 2001 (unaudited). . . . . . . . .5

         Consolidated Statements of Cash Flows for the three months ended
           December 31, 2002 and December 31, 2001 (unaudited). . . . . . . . . . . .6

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . . .9
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . 10

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.  Defaults in Senior Securities. . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . 10
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                     December 31,    September 30,
                                                         2002            2002
                                                    --------------  ---------------
                                                     (Unaudited)
Current Assets:
  Cash                                                      $5,567          $20,034
  Accounts receivable, net of allowance for
   doubtful accounts of $16,816 for both                    98,996           95,660
  Loan receivable - employees                                2,254            3,909
  Prepaid expenses                                           6,993           10,055
                                                    --------------  ---------------

      Total current assets                                 113,810          129,658

Office equipment, net of accumulated depreciation
  of $1,391 and $1,282 respectively                          1,775            1,885

Loan to shareholder, net of allowance for
  doubtful loans of $10,000 for both                             -                -

Security deposits                                            2,696            2,696
                                                    --------------  ---------------

                                                     $     118,281   $      134,239
                                                    ==============  ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Current portion of loans payable                   $      17,553   $       20,888
  Accounts payable and accrued expenses                     46,968           23,096
                                                    --------------  ---------------

     Total current liabilities                              64,521           43,984

Loans payable, net of current portion.                      42,282           41,792
                                                    --------------  ---------------

                                                           106,803           85,776
                                                    --------------  ---------------

Commitments and contingencies


Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000
    shares authorized; none outstanding                          -                -
  Common stock, $.0001 par value; 50,000,000
    shares authorized; 4,020,000 shares issued
    and outstanding.                                           402              402
  Additional paid in capital                               128,273          128,273
  Accumulated deficit.                                    (117,197)         (80,212)
                                                    --------------  ---------------

     Total stockholders' equity                             11,478           48,463
                                                    --------------  ---------------

                                                     $     118,281   $      134,239
                                                    ==============  ===============

See  Notes  to  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,


                                               2002         2001
                                            -----------  -----------
                                                   (Unaudited)
Revenue.                                     $  212,021   $  176,720
                                            -----------  -----------


Operating expenses:
  Service expenses                              143,597      128,479
  Selling expenses                                6,014        2,574
  General and administrative                     99,410       77,165
                                            -----------  -----------

    Total operating expenses                    249,021      208,218
                                            -----------  -----------

Operating loss                                  (37,000)     (31,498)

Other income:
  Interest income                                    15           60
                                            -----------  -----------

Net loss                                    $   (36,985) $   (31,438)
                                            ===========  ===========


Basic loss per share                         $    (0.01)  $    (0.01)
                                            ===========  ===========

Basic weighted average shares outstanding.    4,020,000    3,225,503
                                            ===========  ===========


See  Notes  to  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                              2002            2001
                                                        --------------  -------------
                                                                  (Unaudited)
Cash flows from operating activities:
Net loss                                                $      (36,985) $     (31,438)
Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation                                                   110            113
  Change in operating assets and liabilities:
    Accounts receivable                                         (3,336)         8,814
  Loan receivable - employee                                     1,655              -
    Prepaid expenses                                             3,062          1,358
    Accounts payable and accrued expenses                       23,872         13,223
                                                        --------------   ------------

Net cash used in operating activities                          (11,622)        (7,930)
                                                        --------------  -------------

Cash flow from financing activities:
  Proceeds from private placement, net of offering
    costs of $17,125                                                     -     81,400
  Proceeds from loans payable                                    7,524         75,000
  Repayment of loans payable                                   (10,369)       (57,673)
                                                        --------------  -------------

Net cash (used in) provided by financing activities             (2,845)        98,727
                                                        --------------  -------------

Increase (decrease) in cash.                                   (14,467)        90,797

Cash, beginning of year                                         20,034          6,897
                                                        --------------  -------------

Cash, end of year                                       $        5,567  $      97,694
                                                        ==============  =============




Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                $          759  $         959
                                                        ==============  =============


Supplemental disclosures of non cash financing activities:

  Conversion of debt to equity                          $            -       $ 10,000
                                                        ==============  =============



See  Notes  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  1  -  NATURE  OF  BUSINESS

          Delivery Now Corp. (the "Company") was incorporated in the State of Delaware on October 3, 2000. The Company, through its wholly-owned subsidiary BMW Messenger Services, Inc. ("BMW") delivers envelopes by bike messenger and packages by van in the metropolitan New York City area.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

          The consolidated financial statements include the accounts of Delivery Now Corp. and its wholly owned subsidiary, BMW Messenger Service, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Reclassifications

          Certain reclassifications have been made to the prior period financial statements in order to conform to the current year.

          New  Accounting  Pronouncements

          Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE  4  -  LOANS  PAYABLE

          During the quarter ended December 31, 2002 the Company obtained a revolving credit facility under which the Company may borrow up to $50,000 ending December 2005. Interest accrues at the bank's prime rate, 4.25% per annum at December 31, 2002. At December 31, 2002 the Company has $46,000 of additional credit available under this revolving credit facility.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  4  -  LOANS  PAYABLE  -  continued

          In addition, during the quarter ended December 31, 2002 the Company obtained a bank credit line under which the Company may borrow up to $10,000 ending December 2005. Interest accrues at the bank's prime rate plus six percent, 10.25% per annum at December 31, 2002. At
          December 31, 2002 the Company has $6,476 of additional credit available under this bank credit line.

          The Bank loan payable, revolving credit facility and bank credit line are secured by all of the Company's assets and personally by the Company's president.

          Loans  payable  consists  of  the  following:


                                                    December 31,     September 30,
                                                        2002             2002
                                                    ------------     -------------
                                                    (Unaudited)
               Bank loan payable                    $     46,757     $      55,757
               Insurance financing loans                   5,554             6,923
               Revolving credit facility                   4,000                 -
               Bank credit line                            3,524                 -
                                                    ------------     -------------
                                                    $     59,835     $      62,680

               Less current portion.                      17,553            20,888
                                                    ------------     -------------

                                                    $     42,282     $      41,792
                                                    ============     =============


The aggregate maturities of loans payable as of December 31, 2002 are as follows:


                                               Principal
                     Fiscal Year               Repayments
                     ------------              ----------
                         2003                $     17,553
                         2004                      14,865
                         2005                      15,820
                         2006                      11,597
                                             ------------

                                             $     59,835
                                             ============


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements (and notes thereto) and other financial information of our company appearing elsewhere in this report.

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

     Over the fiscal year ended September 30, 2002 and the first three months of fiscal year 2003 we experienced an increase in customers and revenue. Apart from the business slow down due to the terrorist attack of September 11, 2001, our business improved steadily in fiscal year 2002. We believe that our prospects are good and that our business will continue to expand. We hired additional staff during fiscal year 2002 and expect to hire 5 to 10 additional employees within the next 12 months.

QUARTER  ENDED  DECEMBER  31,  2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001.

     Total revenues for the three months ended December 31, 2002 were $212,021, compared to $176,720 for the three months ended December 31, 2001. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     Total operating expenses for the three months ended December 31, 2002 were $249,021 compared with the three months ended December 31, 2001, which were $208,218. This increase in expenses was due to an increase in office staff and bike messengers, and related increases in expenses to service and increase sales.

     Net loss for the three months ended December 31, 2002 was $36,985, compared to a net loss of $31,438 for the three months ended December 31, 2001. This increase in net loss was due to the increase in operating expenses exceeding the increase in revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We believe that our current cash flow will be sufficient to meet our anticipated needs for working capital and capital expenditures during the next twelve months and we will not need to raise additional funds during this period.


     Net cash provided by financing activities was $98,727 for the three months ended December 31, 2001 and net cash used in financing activities was $2,845 during the three months ended December 31, 2002. This change is due to proceeds from private placement of $81,400 for the three months ended December 31, 2001 and $0 of proceeds from private placement in the three months ended December 31, 2002, as well as net proceeds from loans of $17,327 for the three months ended December 31, 2001 and net repayments of loans of $2,845 during the three months ended December 31, 2002.

ITEM  3.     CONTROLS  AND  PROCEDURES

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
          99.1  Certificate  of  Chief  Executive  Officer
          99.2  Certificate  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2003.

                             DELIVERY  NOW  CORP.

                             By:     /s/  Michael  Conte
                                     -------------------
                                     Michael  Conte,  Chief  Executive  Officer,
                                     President,  Chief  Financial  Officer
                                     and  Chairman  of  the  Board

                                 CERTIFICATIONS

     I,  Michael  Conte,  certify  that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Delivery Now
Corp.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February  14,  2003          /s/  Michael  Conte
                                         --------------------------------
                                         Principal  Executive  Officer

                                 CERTIFICATIONS

     I,  Michael  Conte,  certify  that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Delivery Now
Corp.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date:  February  14,  2003        /s/  Michael  Conte
                                       -------------------------------
                                       Principal  Financial  Officer