Form 10QSB
period 2003-03-31
DELIVERY NOW CORP
filed 2003-05-20
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  MARCH  31,  2003

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

                 DELAWARE                                   13-4142621
     -----------------------------------               --------------------
        (State or other jurisdiction                       (IRS Employer
      of incorporation or organization)                 Identification No.)

                 570 SEVENTH AVENUE, NEW YORK, NEW YORK          10018
              -----------------------------------------------------------
                (Address of principal executive offices)       (Zip Code)

                   Issuer's telephone number:  (212) 221-0120

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

As of March 31, 2003, there were 4,020,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                                        DELIVERY NOW CORP.
                          March 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                        TABLE OF CONTENTS


                                                                                   Page Number
Special Note Regarding Forward Looking Statements . . . . . . . . . . . . . . . . . . . .   3

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Balance Sheet as of March 31, 2003 (unaudited). . . . . . . . . . .   4

         Consolidated Statements of Operations for the three months and six months
           ended March 31, 2003 and March 31, 2002 (unaudited). . . . . . . . . . . . . .   5

         Consolidated Statements of Cash Flows for the three months and six months ended
           March 31, 2003 and March 31, 2002 (unaudited). . . . . . . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . .   8
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3.  Defaults in Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . .  10
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

             DELIVERY NOW CORP. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2003
                        (Unaudited)



ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . .  $  2,677
  Accounts receivable, net of allowance for
    doubtful accounts of $16,816 . . . . . . .   102,996
  Loan receivable - employees                      2,349
  Prepaid expenses                                 4,371
                                                --------

      Total current assets . . . . . . . . . .   112,393

Office equipment, net of accumulated
  depreciation of $1,502 . . . . . . . . . . .     1,664
Loan to shareholder, net of allowance for
  doubtful loans of $10,000. . . . . . . . . .         -
Security deposits. . . . . . . . . . . . . . .     2,696
                                                --------

                                                $116,753
                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of loans payable . . . . . .  $ 21,955
  Accounts payable and accrued expenses. . . .    47,587
                                                --------

    Total current liabilities. . . . . . . . .    69,542

Loans payable, net of current portion. . . . .    31,007
                                                --------

                                                 100,549
                                                --------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000
    shares authorized; none outstanding. . . .         -
  Common stock, $.0001 par value; 50,000,000
    shares authorized; 4,020,000 shares issued
    and outstanding. . . . . . . . . . . . . .       402
  Additional paid in capital                     128,273
  Accumulated deficit                           (112,471)
                                                --------

    Total stockholders' equity . . . . . . . .    16,204
                                                --------

                                                $116,753
                                                ========



See  Notes  to  Consolidated  Financial  Statements.

                                    DELIVERY NOW CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                Six Months Ended                      Three Months Ended
                                                    March 31,                              March 31,
                                    ----------------------------------------       -----------------------
                                           2003                 2002                  2003        2002
                                    ------------------  --------------------       ----------  -----------
Revenue                             $          422,428  $           368,423        $   210,407 $   191,703
                                    ------------------  --------------------       ----------  -----------
Operating expenses:
  Service expenses . . . . . . . .            280,809               252,529           134,671     124,050
  Selling expenses . . . . . . . .              7,181                 6,874             1,167       4,300
  General and administrative . . .            166,697               192,959            69,843     115,854
                                    ------------------  --------------------       ----------  -----------

    Total operating expenses . . .            454,687               452,362           205,681     244,204
                                    ------------------  --------------------       ----------  -----------

Net income (loss). . . . . . . . .  $         (32,259)  $           (83,939)       $    4,726  $  (52,501)
                                    ==================  ====================       ==========  ===========


Basic net income (loss) per share.  $            (.01)  $              (.02)       $        *  $     (.01)
                                    ==================  ====================       ==========  ===========

Basic weighted average common
  shares outstanding . . . . . . .          4,020,000             3,618,386         4,020,000   4,020,000
                                    ==================  ====================       ==========  ===========


*  Amount  is  less  than  $.01



See  Notes  to  Consolidated  Financial  Statements.


                                    DELIVERY NOW CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                  Six Months Ended      Three Months Ended
                                                                      March 31,              March 31,
                                                    ---------------------------------  -------------------
                                                            2003             2002        2003      2002
                                                    --------------------  -----------  --------  ---------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . .  $           (32,259)  $  (83,939)  $ 4,726   $(52,501)
    Adjustments to reconcile net income (loss)
      to net cash (used in) provided by operating
      activities:
      Depreciation . . . . . . . . . . . . . . . .                  220          226       110        113
      Provision for doubtful accounts. . . . . . .                    -            -         -        469
    Change in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . .               (7,336)     (14,176)   (4,000)   (23,459)
      Loan receivable - employees. . . . . . . . .                1,560       (2,425)      (95)    (2,425)
      Prepaid expenses . . . . . . . . . . . . . .                5,684        5,314     2,622      3,956
      Accounts payable and accrued expenses. . . .               24,492       20,572       620      7,349
                                                    --------------------  -----------  --------  ---------

Net cash (used in) provided by
  operating activities . . . . . . . . . . . . . .               (7,639)     (74,428)    3,983    (66,498)
                                                    --------------------  -----------  --------  ---------

Cash flows from financing activities:
  Proceeds from private placement, net . . . . . .                    -       81,400         -          -
  Proceeds from loans payable. . . . . . . . . . .                    -       75,000         -          -
  Repayment of loans payable . . . . . . . . . . .               (9,718)     (61,153)   (6,873)    (3,480)
                                                    --------------------  -----------  --------  ---------

Net cash (used in) provided by
  financing activities . . . . . . . . . . . . . .               (9,718)      95,247    (6,873)    (3,480)
                                                    --------------------  -----------  --------  ---------

Increase (decrease) in cash. . . . . . . . . . . .              (17,357)      20,819    (2,890)   (69,978)

Cash, beginning of period. . . . . . . . . . . . .               20,034        6,897     5,567     97,694
                                                    --------------------  -----------  --------  ---------

Cash, end of period. . . . . . . . . . . . . . . .  $             2,677   $   27,716   $ 2,677   $ 27,716
                                                    ====================  ===========  ========  =========

Supplemental disclosure of cash flow
Information:
  Cash paid during the period for interest . . . .  $             1,808   $    2,590   $ 1,049   $  1,631
                                                    ====================  ===========  ========  =========

Supplemental disclosure of non cash financing
activities:
  Conversion of debt to equity . . . . . . . . . .  $                 -   $   10,000   $     -   $      -
                                                    ====================  ===========  ========  =========



See  Notes  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The consolidated financial statements include the accounts of the Company and subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE  2  -  NATURE  OF  BUSINESS

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

     Over the fiscal year ended September 30, 2002 and the first six months of fiscal year 2003, we experienced an increase in customers and revenue. Apart from the business slow down due to the terrorist attack of September 11, 2001, our business improved steadily in fiscal year 2002. We believe that our prospects are good and that our business will continue to expand. We hired additional staff during fiscal year 2002 and expect to hire 5 to 10 additional employees during fiscal year 2003.

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Total revenues for the three months ended March 31, 2003 were $210,407, compared to $191,703 for the three months ended March 31, 2002. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     Total operating expenses for the three months ended March 31, 2003 were $205,681, compared with the three months ended March 31, 2002, which were $244,204. This decrease in expenses was due to a decrease in general and administrative expense as a result of our efforts to reduce overhead.

     Net income for the three months ended March 31, 2003 was $4,726, compared to a net loss of $52,501 for the three months ended March 31, 2002. This change from a net los to a net gain was due to increased revenues and the decrease in our general and administrative expense.

SIX  MONTHS  ENDED  MARCH  31,  2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

     Total revenues for the six months ended March 31, 2003 were $422,428, compared to $368,423, for the six months ended March 31, 2002. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     Total operating expenses for the six months ended March 31, 2003 were $454,687 compared with the six months ended March 31, 2002, which were $452,362.

Overall operating expenses were relatively constant in the two periods, with an increase in service expenses during the six months ended March 31, 2003 as compared to the six months ended March 31 2002, being offset by a decrease in general and administrative expenses during the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

     Net loss for the six months ended March 31, 2003 was $32,259, compared to a net loss of $83,939, for the six months ended March 31, 2002. This decrease in net loss was due to the increase in revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We believe that our current cash flow will be sufficient to meet our anticipated needs for working capital and capital expenditures during the next twelve months and we will not need to raise additional funds during this period.

     Net cash provided by financing activities was $95,247 for the six months ended March 31, 2002 and net cash used in financing activities was $9,718 during the six months ended March 31, 2003. This change is due to proceeds from private placement of $81,400 for the six months ended March 31, 2002 and $0 of proceeds from private placement in the six months ended March 31, 2003, as well as net proceeds from loans of $13,847 for the six months ended March 31, 2002 and net repayments of loans of $9,718 during the three months ended March 31, 2003.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
          99.1  Certificate  of  Chief  Executive  Officer
          99.2  Certificate  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2003.

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


     Date:  May  15,  2003                           /s/  Michael  Conte
                                                     ------------------------
                                                     Principal Executive Officer

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

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


     Date:  May  15,  2003                           /s/  Michael  Conte
                                                     ----------------------
                                                     Principal Financial Officer