Form 10QSB
period 2003-06-30
DELIVERY NOW CORP
filed 2003-08-14
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934

          FOR  THE  QUARTERLY  PERIOD  ENDED:  JUNE  30,  2003

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

                             DELAWARE               13-4142621
             ------------------------------     --------------------
                 (State or other jurisdiction     (IRS Employer
            of incorporation or organization)     Identification No.)

                570 SEVENTH AVENUE, NEW YORK, NEW YORK      10018
               ---------------------------------------------------
                                   -----------
                    (Address of principal executive offices)               (Zip
                                      Code)

                   Issuer's telephone number:  (212) 221-0120

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [  ]

As of June 30, 2003, there were 4,020,000 shares of the registrant's common stock, par value $0.0001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]    No  [X]

                                     DELIVERY NOW CORP.
                        June 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                     TABLE OF CONTENTS

                                                                                    Page Number
Special Note Regarding Forward Looking Statements                                            3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 (unaudited)                          4

         Consolidated Statements of Operations for the three months and nine months
           ended June 30, 2003 and June 30, 2002 (unaudited)                                 5

         Consolidated Statements of Cash Flows for the nine months ended
           June 30, 2003 and June 30, 2002 (unaudited)                                       6

         Notes to Consolidated Financial Statements (unaudited)                              7

Item 2.  Management's Discussion and Analysis or Plan of Operations                          9
Item 3.  Controls and Procedures                                                            10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  10
Item 2.  Changes in Securities                                                              10
Item 3.  Defaults in Senior Securities                                                      11
Item 4.  Submission of Matters to a Vote of Security Holders                                11
Item 5.  Other Information                                                                  11
Item 6.  Exhibits and Reports on Form 8                                                     11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                                    $ 11,190
  Accounts receivable, net of allowance for doubtful accounts of $16,816    93,809
  Loan receivable - employees                                                4,439
  Prepaid expenses                                                           1,748
                                                                          ---------

    Total current assets                                                   111,186

Office equipment, net of accumulated depreciation of $1,612                  1,554

Loan to shareholder, net of allowance for doubtful loans of $10,000              -

Security deposits                                                            2,696
                                                                          ---------

                                                                          $115,436
                                                                          =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  Liabilities:
  Current  portion  of  loans  payable                                    $ 12,000
  Accounts  payable  and  accrued  expenses                                 38,249
  Advances  payable                                                         52,667
                                                                          ---------

    Total  current  liabilities                                            102,916

Loans  payable,  net  of  current  portion                                  33,484
                                                                          ---------

                                                                           136,400
                                                                          ---------


Stockholders'  Deficit:
  Preferred  stock; $.0001 par value, 5,000,000 shares authorized,
    none  outstanding                                                            -
  Common stock; $.0001 par value, 50,000,000 shares authorized,
    4,020,000  shares  issued and outstanding                                  402
Additional paid  in  capital                                               128,273
Accumulated  deficit                                                      (149,639)
                                                                          ---------

    Total  stockholders'  deficit                                          (20,964)
                                                                          ---------

                                                                          $115,436
                                                                          =========


See  Notes  to  Consolidated  Financial  Statements.

                         DELIVERY  NOW  CORP.  AND  SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                         Nine  Months  Ended        Three  Months  Ended
                                             June  30,                   June  30,
                                            ---------                    ---------
                                       2003            2002            2003        2002
                                    -----------  ----------------  -----------  ----------
Revenue                             $  646,218   $       590,488   $  223,790   $  222,065
                                    -----------  ----------------  -----------  ----------

Operating expenses:
  Service expenses                     428,960           395,881      148,151      143,352
  Selling expenses                      16,583            11,819        9,402        4,945
  General and administrative           270,102           252,194       78,435       59,235
                                    -----------  ----------------  -----------  ----------

    Total operating expenses           715,645           659,894      235,988      207,532
                                    -----------  ----------------  -----------  ----------

Net income (loss)                   $  (69,427)  $       (69,406)  $  (12,198)  $   14,533
                                    ===========  ================  ===========  ==========


Basic net income (loss) per share   $    (0.02)  $         (0.02)  $        *   $       *
                                    ===========  ================  ===========  ==========

Basic weighted average shares
  Outstanding                        4,020,000         3,752,257    4,020,000    4,020,000
                                    ===========  ================  ===========  ===========

* Amount is less than $0.01.


See  Notes  to  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED JUNE 30,
                                  (Unaudited)


                                                             2003       2002
                                                           ---------  ---------
Cash flows from operating activities:
  Net loss                                                 $(69,427)  $(69,406)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                              330        339
      Provision for doubtful accounts                             -        270
    Change in operating assets and liabilities:
      Accounts receivable                                     1,851    (13,510)
      Loan receivable - employees                              (530)   (12,380)
      Prepaid expenses                                        8,307      9,260
      Accounts payable and accrued expenses                  15,154     13,813
                                                           ---------  ---------

Net cash used in operating activities                       (44,315)   (71,614)
                                                           ---------  ---------

Cash flows from investing activities:
  Repayment of stockholder loan                                   -     10,000
                                                           ---------  ---------


Cash flows from financing activities:
  Proceeds from private placement, net                            -     81,400
  Proceeds from loans payable                                     -     75,000
  Increase in advances payable                               52,667          -
  Repayment of loans payable                                (17,196)   (61,019)
                                                           ---------  ---------

Net cash provided by financing activities                    35,471     95,381
                                                           ---------  ---------

Increase (decrease) in cash                                  (8,844)    33,767

Cash, beginning of period                                    20,034      6,897
                                                           ---------  ---------

Cash, end of period                                        $ 11,190   $ 40,664
                                                           =========  =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $  2,857   $  2,666
                                                           =========  =========

Supplemental disclosure of non cash financing activities:
  Conversion of debt to equity                             $      -   $ 10,000
                                                           =========  =========

See  Notes  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE  1  -  NATURE  OF  BUSINESS

Delivery Now Corp. (the "Company") was incorporated in the State of Delaware on October 3, 2000. The Company, through its wholly-owned subsidiary BMW Messenger Services, Inc. ("BMW") delivers envelopes by bike messenger and packages by van in the metropolitan New York City area.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. The results of operations for the nine-months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2003.

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the current year.

New  Accounting  Pronouncements
In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE  4  -  ADVANCES  PAYABLE

During the quarter ended June 30, 2003 the Company had been in preliminary discussions with an unrelated third party to enter into a business combination. In conjunction with these discussions the unrelated third party advanced monies to the Company. The terms and the availability of additional advances is currently being negotiated.

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

     Over the fiscal year ended September 30, 2002 and the first nine months of fiscal year 2003, we experienced an increase in customers and revenue. Apart from the business slow down due to the terrorist attack of September 11, 2001, our business improved steadily in fiscal year 2002. We believe that our prospects are good and that our business will continue to expand. We hired additional staff during fiscal year 2002 and expect to hire 5 to 10 additional employees during fiscal year 2003.

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Total revenues for the three months ended June 30, 2003 were $223,790, compared to $222,065 for the three months ended June 30, 2002. Revenues were relatively constant during these two periods.

     Total operating expenses for the three months ended June 30, 2003 were $235,988, compared with the three months ended June 30, 2002, which were $207,532. This increase was due to an increase in all components of our operating expenses, and primarily an increase of approximately $19,200 in general and administrative expense.

     Net loss for the three months ended June 30, 2003 was $12,198, compared to net income of $14,533 for the three months ended June 30, 2002. This change from net income to a net loss was due to relatively constant revenues while total operating expenses increased by approximately $28,500.

NINE  MONTHS  ENDED  JUNE  30,  2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

     Total revenues for the nine months ended June 30, 2003 were $646,218, compared to $590,488, for the nine months ended June 30, 2002. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     Total operating expenses for the nine months ended June 30, 2003 were $715,645 compared with the nine months ended June 30, 2002, which were $659,894. This increase was due to an increase in all components of our operating expenses, corresponding to our increased revenues.

     Net loss for the nine months ended June 30, 2003 was $69,427, compared to a net loss of $69,406, for the nine months ended June 30, 2002. Net loss for the two periods remained relatively constant as increased revenues during the nine months ended June 30, 2003 were offset by a corresponding increase in total operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We believe that our current cash flow will be sufficient to meet our anticipated needs for raise additional funds during this period.

     Net cash provided by financing activities was $95,381 for the nine months ended June 30, 2002 and $35,471 during the nine months ended June 30, 2003. During the nine months ended June 30, 2002, we had proceeds from private placement of $81,400, as well as net proceeds from loans of $13,981. During the nine months ended June 30, 2003, we had advances payable from an unrelated third party of $52,667.

     As of June 30, 2003, we had current assets of $111,186 and current liabilities of $102,916. Our working capital was approximately $8,300 as of June 30, 2003.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
          99.1     Certificate  of  Chief  Executive  Officer
          99.2     Certificate  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2003.

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

          c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date:  August  14,  2003                     /s/  Michael  Conte
                                                  ------------------------
                                                  Principal  Executive  Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

          c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date:  August  14,  2003                     /s/  Michael  Conte
                                                  ------------------------
                                                  Principal  Financial Officer