Form 10QSB/A
period 2003-03-31
DELIVERY NOW CORP
filed 2003-09-16
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

            DELAWARE                                             13-4142621
------------------------------                              --------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                570 SEVENTH AVENUE, NEW YORK, NEW YORK       10018
                ----------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number:  (212) 221-0120

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

                               DELIVERY NOW CORP.
       QUARTERLY REPORT ON FORM 10-QSB/A FOR PERIOD ENDING MARCH 31, 2003

                                        TABLE OF CONTENTS


                                                                                     Page Number
Special  Note Regarding This Report on Form 10-QSB/A. . . . . . . . . . . . . . . .            3
Special Note Regarding Forward Looking Statements . . . . . . . . . . . . . . . . .            3

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

         Consolidated Balance Sheet as of March 31, 2003 (unaudited). . . . . . . .            4

         Consolidated Statements of Operations for the three months and six months
           ended March 31, 2003 and March 31, 2002 (unaudited). . . . . . . . . . .            5

         Consolidated Statements of Cash Flows for the six months ended
           March 31, 2003 and March 31, 2002 (unaudited). . . . . . . . . . . . . .            6

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . .            7

Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . .            8
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . .            9

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .            9

               SPECIAL NOTE REGARDING THIS REPORT ON FORM 10-QSB/A

     We are filing this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, in order to amend the financial statements filed with our original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003. In connection therewith, we have also amended Management's Discussion and Analysis or Plan of Operations.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations."

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

            DELIVERY NOW CORP. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEET
                     MARCH 31, 2003
                      (Unaudited)

                         ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . .  $   2,677
  Accounts receivable, net of allowance for
    doubtful accounts of $16,816 . . . . . . .    102,996
  Loan receivable - employees. . . . . . . . .      2,349
  Prepaid expenses . . . . . . . . . . . . . .      4,371
                                                ----------

      Total current assets . . . . . . . . . .    112,393

Office equipment, net of accumulated
  depreciation of $1,502 . . . . . . . . . . .      1,664
Loan to shareholder, net of allowance for
  doubtful loans of $10,000. . . . . . . . . .          -
Security deposits. . . . . . . . . . . . . . .      2,696
                                                ----------

                                                $ 116,753
                                                ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current portion of loans payable . . . . . .  $  21,955
  Accounts payable and accrued expenses. . . .     47,587
  Advances payable . . . . . . . . . . . . . .     24,970
                                                ----------

    Total current liabilities. . . . . . . . .     94,512

Loans payable, net of current portion. . . . .     31,007
                                                ----------

                                                  125,519
                                                ----------

Commitments and contingencies

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000
    shares authorized, none outstanding. . . .          -
  Common stock; $.0001 par value, 50,000,000
    shares authorized, 4,020,000 shares issued
    and outstanding. . . . . . . . . . . . . .        402
  Additional paid in capital . . . . . . . . .    128,273
  Accumulated deficit. . . . . . . . . . . . .   (137,441)
                                                ----------

    Total stockholders' deficit. . . . . . . .     (8,766)
                                                ----------

                                                $ 116,753
                                                ==========

See  Notes  to  Consolidated  Financial  Statements.

                            DELIVERY NOW CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                     Six  Months  Ended             Three  Months  Ended
                                          March  31,                     March  31,
                               -----------------------------  -----------------------------
                                     2003           2002            2003           2002
                               ----------------  -----------  ----------------  -----------
Revenue . . . . . . . . . . .  $       422,428   $  368,423   $       210,407   $  191,703
                               ----------------  -----------  ----------------  -----------

Operating expenses:
  Service expenses. . . . . .          280,809      252,529           134,671      124,050
  Selling expenses. . . . . .            7,181        6,874             1,167        4,300
  General and administrative.          191,667      192,959            94,813      115,854
                               ----------------  -----------  ----------------  -----------

    Total operating expenses.          479,657      452,362           230,651      244,204
                               ----------------  -----------  ----------------  -----------

Net loss. . . . . . . . . . .  $       (57,229)  $  (83,939)  $       (20,244)  $  (52,501)
                               ================  ===========  ================  ===========


Basic net loss per share. . .  $         (0.01)  $    (0.02)  $         (0.01)  $    (0.01)
                               ================  ===========  ================  ===========

Basic weighted average shares
  outstanding . . . . . . . .        4,020,000    3,618,386         4,020,000    4,020,000
                               ================  ===========  ================  ===========

See  Notes  to  Consolidated  Financial  Statements.

                        DELIVERY NOW CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six  Months  Ended
                                                                March  31,
                                                           --------------------
                                                             2003       2002
                                                           ---------  ---------
Cash flows from operating activities:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(57,229)  $(83,939)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation. . . . . . . . . . . . . . . . . . . .       220        226
  Change in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . .    (7,336)   (14,176)
    Loan receivable - employees . . . . . . . . . . . . .     1,560     (2,425)
    Prepaid expenses. . . . . . . . . . . . . . . . . . .     5,684      5,314
    Accounts payable and accrued expenses . . . . . . . .    24,492     20,572
                                                           ---------  ---------

Net cash used in operating activities . . . . . . . . . .   (32,609)   (74,428)
                                                           ---------  ---------

Cash flows from financing activities:
  Proceeds from private placement, net. . . . . . . . . .         -     81,400
  Proceeds from loans payable . . . . . . . . . . . . . .         -     75,000
  Increase in advances payable. . . . . . . . . . . . . .    24,970          -
  Repayment of loans payable. . . . . . . . . . . . . . .    (9,718)   (61,153)
                                                           ---------  ---------

Net cash provided by financing activities . . . . . . . .    15,252     95,247
                                                           ---------  ---------

Increase (decrease) in cash . . . . . . . . . . . . . . .   (17,357)    20,819

Cash, beginning of period . . . . . . . . . . . . . . . .    20,034      6,897
                                                           ---------  ---------

Cash, end of period . . . . . . . . . . . . . . . . . . .  $  2,677   $ 27,716
                                                           =========  =========



Supplemental disclosure of cash flow Information:
  Cash paid during the period for interest. . . . . . . .  $  1,808   $  2,590
                                                           =========  =========

Supplemental disclosure of non cash financing activities:
  Conversion of debt to equity. . . . . . . . . . . . . .  $      -   $ 10,000
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

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Use  of  estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Beginning in March 2003 the Company had been in preliminary discussions with an unrelated third party to enter into a business combination. In conjunction with these discussions the unrelated third party advanced monies to the Company. The terms and the availability of additional advances are currently being negotiated.

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

     Total operating expenses for the three months ended March 31, 2003 were $230,651, compared with the three months ended March 31, 2002, which were $244,204. This decrease in expenses was due to a decrease in general and administrative expense as a result of our efforts to reduce overhead.

     Net loss for the three months ended March 31, 2003 was $20,244, compared to a net loss of $52,501 for the three months ended March 31, 2002. This decrease in net loss was due to increased revenues and the decrease in our general and administrative expense.

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

     Total  operating  expenses  for  the  six  months ended March 31, 2003 were

$479,657 compared with the six months ended March 31, 2002, which were $452,362. This increase in expenses during the six months ended March 31, 2003 as compared to the six months ended March 2002, was due primarily to an increase in our delivery service expenses.

     Net loss for the six months ended March 31, 2003 was $57,229, compared to a net loss of $83,939, for the six months ended March 31, 2002. This decrease in net loss was due primarily to the increase in revenue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We believe that our current cash flow will be sufficient to meet our anticipated needs for working capital and capital expenditures during the next twelve months and we will not need to raise additional funds during this period.

     Net cash provided by financing activities was $95,247 for the six months ended March 31, 2002 and $15,252 during the six months ended March 31, 2003. This change is due to the following: proceeds from private placement of $81,400 for the six months ended March 31, 2002 and $0 of proceeds from private placement in the six months ended March 31, 2003, net proceeds from loans of $13,847 for the six months ended March 31, 2002 and net repayments of loans of $9,718 during the three months ended March 31, 2003, and advances payable of $0 for the six months ended March 31, 2002 and advances payable of $24,970 during the six months ended March 31, 2003. The advances during the 2003 Period were made by an unrelated third party with whom we are in preliminary discussions regarding a business combination. The terms and availability of additional advances are currently being negotiated.

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

                           PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     99.1  Certificate  of  Chief  Executive  Officer
     99.2  Certificate  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K:  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2003.

                                    DELIVERY  NOW  CORP.

                                    By:  /s/  Michael  Conte
                                         -------------------
                                         Michael Conte, Chief Executive Officer,
                                         President,  Chief  Financial  Officer
                                         and  Chairman  of  the  Board

                                 CERTIFICATIONS

     I,  Michael  Conte,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Delivery Now Corp.

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

     Date:  September  12,  2003                     /s/  Michael  Conte
                                                     ------------------------
                                                     Principal Executive Officer

                                 CERTIFICATIONS

     I,  Michael  Conte,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Delivery Now Corp.

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

     Date:  September  12, 2003                      /s/  Michael  Conte
                                                     ----------------------
                                                     Principal Financial Officer