Form 10KSB
period 2003-09-30
DELIVERY NOW CORP
filed 2004-01-13
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
     (Mark  One)

          [X]     ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

          For  fiscal  year  ended:  September  30,  2003
                                     --------------------

                                       OR

          [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  ___________________to ____________

     Commission  file  number          333-75956
                                       ---------

                                NS8 Corporation
                                ----------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

     Delaware                                             13-4142621
     --------                                          -----------------
(State or Other Jurisdiction Of                (IRS Employer Identification No.)
Incorporation or Organization)

    Suite 200, 11311 Howe Street, Vancouver, British Columbia V6Z 2P3, Canada
  ---------------------------------------------------------------------------
   (Address  of Principal Executive Offices)                  (Zip Code)

     Issuer's  Telephone  Number  (604)  677-6994
                                  ---------------

Securities  registered  under  section  12(b)  of  the  Act:  None
                                                              ----

Securities  registered  under  section  12(g)  of  the  Act:  None
                                                              ----

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

     State registrant's revenues for its most recent fiscal year:  $848,093
                                                                   --------

     As of December 30, 2003 there were 84,570,346 shares of the registrant's common stock, par value $0.0001 issued and outstanding. Of these, approximately 42,040,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately $35,524,000 based on the average closing bid and asked bid price of the registrant's common stock on December 15, 2003.

Transitional  small  business  disclosure  format  (check  one):
Yes  [  ];   No  [x]

Documents  Incorporated  By  Reference:  None
                                         ----

                                                      TABLE OF CONTENTS

Item  Number  And  Caption                                                                                                Page
--------------------------                                                                                                ----
Forward-Looking  Statements                                                                                                 4
PART I                                                                                                                      5
ITEM 1.   Description Of Business                                                                                           5
  ITEM 2.   Description Of Property                                                                                        10
  ITEM 3.   Legal Proceedings                                                                                              11
  ITEM 4.   Submission of Matters to a Vote of Security Holders                                                            11
PART II.                                                                                                                   12
  ITEM 5.   Market for Common Equity and Related Stockholder Matters                                                       12
  ITEM 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations                          13
  ITEM 7.   Financial Statements                                                                                           14
  ITEM 8.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure                           14
  ITEM 8A.  Controls and Procedures                                                                                        16
PART III                                                                                                                   16
  ITEM 9.   Directors, Executive Officers, Promoters And Control Persons; Compliance
            With Section 16(a) Of The Exchange Act                                                                         16
  ITEM 10.  Executive Compensation                                                                                         21
  ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management                                                 25
  ITEM 12.  Certain Relationships And Related Transactions                                                                 27
  ITEM 13.  Exhibits, List And Reports On Form 8-K                                                                         27

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

                                     PART I

ITEM  1.     Description  Of  Business

                                Corporate History

     NS8 Corporation ("NS8", the "Company" or the "Registrant"), was incorporated under the name Delivery Now Corp. in the State of Delaware on October 3, 2000. On December 17, 2003, the Company changed its name to NS8 Corporation.

     Until December 17, 2003, the Company, through its wholly owned subsidiary BMW Messenger Services, Inc. ("BMW"), delivered envelopes by bike messengers and packages by van in the New York City metropolitan area. BMW received phone calls from customers seeking such deliveries and then dispatched its messengers via two-way radio to deliver the envelopes and packages via bicycle or van. BMW obtained these job orders through referrals from existing customers and through its sales force.

     BMW was formed on September 23, 1999 in the State of New York and operated as an S Corporation from inception through October 3, 2000 when it was acquired by the Company. On October 3, 2000 the Company acquired 100% of BMW's common stock in exchange for 2,500,000 shares of the Company's common stock. At the time of the transaction Michael Conte was the sole shareholder of the Company. Accordingly, this business combination was accounted for at historical cost as an exchange of shares between enterprises under common control.

     On December 18, 2003, the Company discontinued the messenger delivery service business in connection with the merger transaction described below.

                    Merger with CanOnline Global Media, Inc.

     NS8 Corporation, formerly Delivery Now Corp., entered in to an Agreement and Plan of Merger (the "Agreement") dated November 3, 2003 with CanOnline Global Media, Inc. ("CanOnline"), a Washington corporation, and DLVN Acquisition, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was a wholly owned subsidiary of Registrant prior to the transaction.

     On December 18, 2003 the transactions contemplated by the Agreement closed, and a merger the ("Merger") was effected among Registrant, Acquisition Subsidiary, a wholly owned subsidiary of Registrant and CanOnline.

     Pursuant to the Agreement, (i) Acquisition Subsidiary was merged into CanOnline with CanOnline becoming the surviving corporation, (ii) the holders of the 66,370,346 shares of issued and outstanding CanOnline common stock exchanged their CanOnline common stock for shares of Registrant's common stock at a one for one ratio, receiving in the aggregate 66,370,346 shares of Registrant's common stock in exchange for their shares of CanOnline common stock , (iii) the holders of options to acquire an aggregate of 14,886,702 shares of CanOnline's common stock exchanged their options for options to acquire Registrant common stock at a one for one ratio, receiving in the aggregate options to acquire 14,886,702 shares of Registrant common stock, (iv) CanOnline's outstanding 7.25%

Convertible Debentures in the principal amount of $400,000 (the "Convertible Debentures") were assumed by Registrant and become convertible into shares of Registrant's common stock at a one for one ratio, and (v) the 100 shares of Common Stock of Acquisition Subsidiary issued and outstanding prior to the merger were converted into 100 shares of CanOnline common stock, with CanOnline becoming a wholly owned subsidiary of Registrant.

     Simultaneously with the closing of the merger, Registrant transferred all of the issued and outstanding stock of its wholly owned subsidiary, BMW Messenger Service, Inc. ("BMW"), to Michael Conte and Brian Seinwels in exchange for 22,000,000 shares of Registrant's common stock. Mr. Conte was a director, CEO and president of Registrant and Mr. Seinwels was a Vice President of Registrant until the closing of the Merger. These shares were cancelled and restored to Registrant's authorized and unissued capital stock.

     Prior to the transactions, Registrant's operations consisted primarily of the messenger delivery service conducted by BMW. This business is now wholly owned by Mr. Conte and Mr. Seinwels, and is no longer operated by Registrant. Registrant's primary operation now consists of the operations of CanOnline.

     On December 26, 2003, the Convertible Debentures were redeemed by the Company for an amount equal to their outstanding principal balance and accrued interest.

     The determination of the number of shares of Registrant common stock exchanged for the CanOnline common stock was determined in arms length negotiations between the Boards of Directors of Registrant and CanOnline. The negotiations took into account the value of CanOnline's financial position, results of operations, products, prospects and other factors relating to CanOnline's business. There are no material relationships between CanOnline and the Registrant or any of its affiliates, any director or officer of the Registrant, or any associate of any such officer or director.

     The determination of the number of shares of Registrant's common stock transferred to Registrant in exchange for the BMW common stock was determined by the Board of Directors of Registrant, which included Mr. Conte and Mr. Seinwels. This transaction was approved and ratified by the Board of Directors of CanOnline, who were independent with respect to this transaction.

     The exchange of CanOnline shares for Registrant's shares was exempt from the registration requirements of the Securities Act of 1933, as amended, under section  4(2)  of  that  Act.

The following relates to the business operations of CanOnline Global Media, Inc.

GENERAL

     Canonline Global Media, Inc. ("CanOnline") was incorporated in the state of Washington on March 15, 2000. CanOnline's main office is in Vancouver, British Columbia, Canada, and it also has offices in Issaquah, Washington and Edina, Minnesota. CanOnline is a technology research and development company that has developed proprietary programming architecture (the "architecture") as a technical foundation for software, technology solutions and development processes it has and continues to develop for various commercial applications.
CanOnline  is  a  development  stage  company  with  limited  revenues  to date.

     The architecture (the plan and design of the software components and systems) was created to enable users to experience the use and feel of actual software through a normal high-speed internet connection without the need to download or install any software on a regular computer system. This architecture allows for a variety of functions such as on-demand, interactive and collaboration features with multiple simultaneous users' world wide. The architecture also allows users to deliver video, audio and images in a secured manner while providing video and audio to the recipient of the content through simple high-speed internet connections.

     CanOnline views its products as highly adaptable for personal consumer or sophisticated commercial networks applications. CanOnline is currently developing several commercial applications for its products. CanOnline wholly owns Canonline Media Corporation, a British Columbia, Canada corporation, which was incorporated on June 18, 1999. Canonline Media Corporation undertakes all proprietary technology research and development activities for CanOnline.

     CanOnline also has two operating divisions. The first division is Reelindie Global Network ("RGN"), an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry (film, television, music, fashion and advertising). The system includes a suite of secured online services and applications designed to manage and coordinate project planning and execution, human resources, production supply chains, promotions and communications. The second division is Kaozz Entertainment Network ("KAOZZ"), an online distribution and communication platform for the secure commercialization of digital content and intellectual property (music, film, video and software).

     CanOnline currently has sixteen (16) patent pending technologies, within a single provisional application, filed with the United States Patent and Trademark Office. CanOnline continues research and development efforts within the areas of:

1.   Non-resident  software  systems;
2.   Automated  coding  architecture;
3. Digital media formatting, filtering, conversion & distribution technologies;
4.   Encrypted  signatures,  processing, sampling, royalty and encoding methods;
     and
5.   Secure  communications  and  collaboration  systems.

PATENTS

                 Various officers and directors of CanOnline have filed for 16 patent applications with the United States Patent and Trademark Office, none of which have been granted, or rejected, at this time. All 16 of these patent applications have been assigned to CanOnline.

TRADEMARKS

     CanOnline filed a trademark application for the trademark "CanOnline" with the Canadian Trademark Office on June 18, 2003.


                                  RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

WE  HAVE  HAD  NO  PROFITS  AND  INSIGNIFICANT  REVENUES  SINCE  INCEPTION.
     We are a development stage company and have had no profits and insignificant revenues since inception in March, 2000.

UNLESS WE RAISE AN ADDITIONAL $1,500,000 WITHIN THE NEXT TWELVE MONTHS WE WILL LIKELY CEASE TO OPERATE.

     We need to raise an additional $1,500,000 within the next twelve months to continue to operate. We have no commitments from any funding sources to raise the additional $1,500,000 needed.

AUDITED  FINANCIAL  STATEMENTS  ARE  NOT AVAILABLE FOR CANONONLINE GLOBAL MEDIA,
INC.

     CanOnline does not currently have audited financial statements. Audited financial statements will be filed as an amendment to the report on Form 8-K filed on December 31, 2003 regarding the merger, by no later than March 1, 2004.


SEVERANCE PAYMENTS ARE DUE TOP EXECUTIVE OFFICERS IF ANY OF THEM ARE TERMINATED WITHOUT CAUSE.

     The top five CanOnline executive officers have severance payment clauses in their employment agreements that total $1,995,000 for all five executive officers. These severance payments range from $330,000 to $450,000 per executive officer. These severance payments would be due if these executive officers were terminated without cause. These executive officers' employment agreements do not have termination dates. Payment of these severance payments would have a material negative effect on CanOnline's ability to operate and may make it difficult to remove these executive officers.


OUR  NEW  PRODUCTS,  SERVICES  AND  TECHNOLOGIES  MAY  NEVER  BE  PROFITABLE.

     We have made significant investments in research, development and marketing for new products, services and technologies. Revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable.


IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY USE OUR TECHNOLOGY AND TRADEMARKS, WHICH WOULD WEAKEN OUR COMPETITIVE
POSITION  AND  MAY  RESULT  IN  THE  FAILURE  OF  OUR  BUSINESS.

     Our success depends upon our proprietary technology. We rely on a combination of patent pending, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. To date we have filed sixteen patents and one trademark with the United States Patent and Trademark Office, none of which have been granted or rejected. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not be granted or provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or develop similar technology independently. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.


WE  NEED  TO  ESTABLISH  AND  MAINTAIN  STRATEGIC  AND LICENSING RELATIONSHIPS.

     CanOnline's success will depend in part upon its ability to establish and maintain licensing relationships with companies in related business fields, including but not limited to talent management agencies, owners of digital media content, DVD authoring facilities and replicators, consumer electronics hardware manufacturers, and CD-ROM mastering facilities and replicators. CanOnline believes that these relationships are needed to allow CanOnline access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by such other companies are not within CanOnline's control. There can be no assurance that CanOnline will be able to maintain its existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that CanOnline's reliance on others will not result in unforeseen problems. There can be no assurance that CanOnline's potential licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including with CanOnline's competitors. The failure of any of CanOnline's current or future collaboration efforts would have a material adverse effect on CanOnline's ability to introduce new products or applications and therefore would have a material adverse effect on CanOnline's business, financial condition and results of operations.

WE  FACE  INTENSE  COMPETITION  FROM  BETTER  FUNDED  COMPANIES.

     We face intense competition from better funded companies in the fields of Internet software services, digital security and asset management, and media distribution. CanOnline expects that competition will continue to intensify. Our competitors may develop products or services that are superior or have greater market acceptance than that of CanOnline. If we are unable to compete successfully against our competitors our business and financial condition will be adversely affected.


BREACH  OF  CUSTOMER  CONFIDENTIAL  INFORMATION.

     Any breach of security relating to confidential information of customers could result in legal liability for CanOnline and a reduction in customer's use or total cancellation of their participation could materially harm its business. It is anticipated that we will receive highly confidential information from customers that will be stored in our internal or third party computer systems. CanOnline anticipates that it will possess sensitive customer information or data for storage as part of our services, which could be valuable to competitors or other similar companies if misappropriated or accessed. CanOnline enters into comprehensive customer services and confidentiality agreements with all expected customers. CanOnline's security procedures and protocols to protect the customer against the risk of inadvertent disclosure or intentional breach of security might fail, thereby exposing customers to the risk of disclosure of their confidential information.

GOVERNMENT  REGULATIONS.

     The laws and regulations that govern the business of CanOnline with respect to e-commerce and online content and data distribution are rapidly changing. The United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to the business of CanOnline include privacy laws, proposed encryption laws, content regulation and potential sales and tax laws. Due to this rapidly evolving and uncertain regulatory environment, CanOnline cannot predict how such proposed or contemplated laws and regulations might affect its business. In addition, these uncertainties will make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm the overall growth of CanOnline by subjecting its business to liability or forcing its business to change its method of conducting and distributing its primary online services and product technologies.

ITEM  2.     Description  Of  Property

     Our research and development activities and administrative offices are primarily located in Vancouver, British Columbia, Canada. We also have offices in Issaquah, Washington and Edina, Minnesota. CanOnline does not own any real property. The following table presents certain information about our leased properties:


Location                           Square        Use           Lease Terms           Lease
                                    Feet   Expiration Date
200-1311 Howe Street, Suite 700 .   3,525  Research and     Lease,             November 30, 2004
Vancouver, B.C. . . . . . . . . .          development and  $ 8,455 per month
Canada. . . . . . . . . . . . . .          administrative   Canadian Dollars
                                           offices

200-1311 Howe Street, Suite 603 .   1,380  Research and     Lease,             March 31, 2005
Vancouver, B.C. . . . . . . . . .          development and  $3,015 per month,
Canada. . . . . . . . . . . . . .          administrative   Canadian Dollars
                                           offices

200-1311 Howe Street, Suite 500 .     900  Research and     Lease,             February 29, 2005
Vancouver, B.C. . . . . . . . . .          development and  $2,017 per month,
Canada. . . . . . . . . . . . . .          administrative   Canadian Dollars
                                           offices

22525 SE 64th Place, Suite 211. .     320  Administrative   Lease,             April  30, 2004
Issaquah, Washington 98027. . . .          offices          $ 1,575 per month

HQ Global Workplaces. . . . . . .     100  Administrative   Lease,             May 30, 2004
7701 France Avenue, S., Suite 200          offices          $ 150 per month
Edina, Minnesota 55435


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

                                     PART II

ITEM  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters

Market  Information

     Our common stock began trading on the NASD Over-the Counter Bulletin Board ("OTCBB") on June 7, 2002 under the symbol "DLVN". Prior to June 7, 2002, there was no public trading market on which our common stock was traded. On December 18, 2003, our symbol changed to "NSEO" in connection with our name change from Delivery Now Corporation to NS8 Corporation. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ending September 30, 2002  High Bid   Low Bid
First quarter. . . . . . . . .  None       None
Second quarter . . . . . . . .  None       None
Third quarter. . . . . . . . .  None       None
Fourth quarter . . . . . . . .  $.09       $.05
Year Ending September 30, 2003  High Bid   Low Bid
First quarter. . . . . . . . .  $.09       $.05
Second quarter . . . . . . . .  $.05       $.05
Third quarter. . . . . . . . .  $.10       $.05
Fourth quarter . . . . . . . .  $.10       $.10

     Our  common  stock  had a 10 for 1 forward stock spilt on October 24, 2003.

     On December 15, 2003, the closing bid price for our common stock was $.82 and the closing asked price for our common stock was $.87.
Holders

     There are approximately one hundred twenty-five (125) record holders of common equity.

Options  and  Warrants

     There are a total 14,886,702 outstanding options and warrants to purchase common equity of NS8.

Equity  Compensation  Plans

     We do not have any equity compensation plans as of the date of this Report.

Shares  Eligible  for  Future  Sale

     We have outstanding 84,570,346 shares of our common stock. Of these shares, 15,200,000 shares are unrestricted and held by non-affiliates, and are freely tradable without restriction under the Securities Act. Non-affiliates currently hold 26,840,429 shares of our restricted common stock and affiliates hold 42,529,917 shares of our restricted common stock. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent (1%) of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Dividends

     As of the date hereof, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis relates to the messenger delivery service business that was conducted by us until December 18, 2003. On that date, we closed the merger with CanOnline and sold the messenger delivery service business. Our primary operations now consist of the operations of CanOnline. Under the rules of the Securities and Exchange Commisssion, we are required to file an annual report on Form 10-KSB for our new fiscal year ended December 31, 2003, by March 31, 2004. This report will include audited financial statements and management's discussion and analysis of financial condition and results of operations of CanOnline's business.

     Delivery Now Corp. was incorporated under the laws of Delaware on October 3, 2000. The messenger delivery service business was conducted through our wholly owned subsidiary BMW Messenger Service, Inc., incorporated under the laws of New York on September 23, 1999. BMW Messenger Service, Inc. operated as an envelope and package delivery service throughout New York City from inception until it was acquired by us in October 2000.

Results  of  Operations

     Over the past fiscal year we experienced an increase in customers and revenue. We hired additional staff. Apart from the business slow down in September 2001 due to the terrorist attack of September 11, our business has improved steadily in 2002 and 2003.

     The total revenues for the fiscal year ended September 30, 2003 (the "2003 Period") were $848,093 compared to $801,723 for the year ended September 30, 2002 (the "2002 Period"), representing a 5.8% increase. This increase in revenue was due to an expanding customer base and increased prices for services rendered.

     Our operating expenses consist of service expenses, selling expenses, and general and administrative expenses. Service expenses for the 2003 Period increased slightly to $542,174 from $532,969 for the 2002 Period. Selling expenses for the 2003 Period decreased slightly to $5,986 from $15,651 for the 2002 Period. General and administrative expenses for the 2003 Period were $403,938 compared to $338,689 for the 2002 Period, an increase of 19.3% This increase in general and administrative expenses was due primarily to legal and related expenses involved in seeking a merger or acquisition partner.

     The total operating expenses for the 2003 Period were $952,098 compared to $887,309 for the 2002 Period, an increase of 7.3%. This increase in expenses was due primarily to the increase in general and administrative expenses relating to merger and acquisition activities.

     Net loss for the 2003 Period was $107,380, compared to a net loss of $85,323 for the 2002 Period. This loss was partly attributable to the increase in general and administrative expenses relating to merger and acquisition activities.

Financial  Condition

     As of September 30, 2003, we had cash of $10,920 and total current assets of $107,793. Accounts receivable, less allowance for doubtful accounts, were $91,572 as of September 30, 2003. Our collection rate of account's receivable improved for the year ended September 30, 2003 as compared to the year ended September 30, 2002. Working capital as of September 30, 2002, was negative $65,461.

     During the year ended September 30, 2003, net cash provided by financing activities was $36,419 as compared to $80,606 for the year ended September 30, 2002. The primary components of cash flow from financing activities during the year ended September 30, 2003 were increases in advances payable of $55,641 and repayments of loans payable of $24,871. The primary components of cash flow from financing activities during the year ended September 30, 2002 were proceeds from private placements of $81,400 and net repayments of loans of $794.

ITEM  7.     Financial  Statements

     The financial statements and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     Rogoff & Co., P.C. was the independent certifying accountant for Delivery Now Corporation, Inc. for the fiscal years ended September 30, 2002 and 2003. Our acquisition of CanOnline on December 18, 2003, pursuant to the Merger is required to be accounted for as a reverse acquisition, with CanOnline being treated as the acquiring company. The fiscal year of CanOnline, which is for years ending December 31, became our fiscal year as of December 18, 2003.

     On January 12, 2004, Rogoff & Co., P.C. declined to stand for reappointment as the Company's certifying accountant. Subsequently, we engaged Singer Lewak Greenbaum & Goldstein, LLP, 10960 Wilshire Boulevard, Suite 1100, Los Angeles, Ca. 90024 as our certifying accountant for the fiscal year ending December 31, 2003. Singer Lewak Greenbaum & Goldstein, LLP had been the certifying accountant for CanOnline prior to the Merger. The appointment of Singer Lewak Greenbaum & Goldstein, LLP was approved by our board of directors.

     The reports of Rogoff & Co., P.C. on Delivery Now Corp.'s financial statements for the fiscal years ended September 30, 2002 and 2003, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with the audits of the fiscal years ended September 30, 2002 and 2003 and during the subsequent interim period preceding its dismissal, there were no disagreements between the Company and Rogoff & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rogoff & Co., P.C. to make reference to the subject matter of the disagreement in connection with its reports.

     In connection with the audits of the fiscal years ended September 30, 2002 and 2003, and during the subsequent interim period preceding its dismissal, Rogoff & Co., P.C. did not advise the Company that:

     (A) internal controls necessary for the Company to develop reliable financial statements did not exist;

     (B) information had come to its attention that led it to no longer to be able to rely on the Company's management's representations or made it unwilling to be associated with the financial statements prepared by management;

     (C) there was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements.

     Prior to engaging Singer Lewak Greenbaum & Goldstein, LLP, we did not consult with it regarding the application of accounting principles to a specific or completed transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM  8A.      Controls  and  Procedures.

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                    PART III
ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act
     As of December 18, 2003, our executive officers, directors and key employees, their positions and their ages are as follows:


Executive Officers, Directors   Age                                    Position
and Key Employees
Peter A. Hogendoorn . . . . .   48  President, CEO, Director
Anthony Alda. . . . . . . . .   35  Chairman of the Board of Directors, and Chief Technology Architect
Leslie J. Ames. . . . . . . .   54  Senior Vice President Legal Affairs, Secretary and Director
Zubin Balsara . . . . . . . .   33  Chief Technology Officer
Brent R. Bysouth. . . . . . .   31  Chief Software Architect and Director
Ricardo Rosado. . . . . . . .   36  Chief Financial Officer, Chief Operations Officer and Director
Kerri Hayden. . . . . . . . .   27  Controller
Melanie Thomson . . . . . . .   27  Director of Operations and Human Resources
Martin L. Calvert . . . . . .   41  Director
Michael W. Waage. . . . . . .   55  Senior Vice President of Global Sales and Business Development, and Director
Robert Spurgeon . . . . . . .   35  Director of Marketing
Robin Estrok. . . . . . . . .   29  Director, Kaozz Entertainment Network
Donna Verlaan . . . . . . . .   31  Senior Sales Executive
Nicole Kranjc . . . . . . . .   34  Director of Member Services
Carla Ullrich . . . . . . . .   26  Vice President, Project Development
Clayton Bell. . . . . . . . .   25  Chief Development Engineer

EXECUTIVE  OFFICERS  AND  DIRECTORS

Mr. Hogendoorn has served as our president and CEO since 2003, and as a director since January, 2003. From 1993 to 2003, Mr. Hogendoorn has been a president of his own management consulting firm, a British Columbia, Canada corporation, specializing in early stage financing, capital structuring and capital market strategies. Mr. Hogendoorn's role with CanOnline is full-time and his role with his consulting firm is part-time. Also, from September 1998 to January 2003, Mr. Hogendoorn handled corporate communications and market relations for LML Payment Systems, Inc., a payment systems provider.

Mr. Alda is a co-founder of CanOnline. Mr. Alda has served as Chief Technology Architect and Chairman of the Board of Directors since 2002. From 2001 to 2002, Mr. Alda served as CanOnline's Chief Operations Officer and Chief Software Architect. From 2000 to 2001 Mr. Alda served as CanOnline's Chairman of the Advisory Board and Product Designer. Mr. Alda duties include product research and development and technology architecture in the areas of non-resident software applications, communications, data management, digital video and content security management. Mr. Alda is also the Chief of Operations for CanOnline's Canadian subsidiary CanOnline Media Corporation. From 1994 to 1999, Mr. Alda managed his own management consulting firm, AJ Alda & Associates, Inc., where he provided services in the areas of management buyouts, restructuring (turn-around), and start-up business management. In 1999, Mr. Alda and AJ Alda & Associates, Inc. filed for bankruptcy in Vancouver, British Columbia, Canada. AJ Alda & Associates, Inc. was dissolved under trustee on June 11, 2001. Mr. Alda's personal bankruptcy is awaiting final discharge proceedings pursuant to the Bankruptcy Act of Canada.

Mr. Ames has served as Senior Vice President, Legal Affairs, Secretary and a Director of CanOnline since inception in March 2000. Mr. Ames has also been General Counsel and Secretary of CanOnline's wholly owned subsidiary, CanOnline Media Corporation. In 1995, Mr. Ames established the Leslie J. Ames Law Corporation and has served as its President since that date. Mr. Ames devotes a minimal amount of time to his private law practice. From 1989 to 1995, Mr. Ames was a partner of the Vancouver law firm of Liddle, Burns & Ames, Barristers & Solicitors. Mr. Ames graduated from the University of British Columbia with a Bachelor of Arts Degree (BA) in May 1971 and received a Bachelor of Law Degree
(LLB) from the University of British Columbia in May 1978. He was called to the Bar of British Columbia as a Barrister and Solicitor in 1979.

Mr. Balsara has served as Chief Technology Officer since January, 2003. From September, 2002 until January, 2003, Mr. Balsara served as Chief Software Engineer and from June 2002 to September 2002, he served as Senior Software Developer for CanOnline. Mr. Balsara duties include database and co-architectural design, internet programming, network structuring, wireless application integration and the implementation and management of all technological projects of CanOnline. From January to April, 2002, Mr. Balsara served as Senior Software Developer with UBVideo, Inc., a video engineering company. From 1998 to 1999, Mr. Balsara served as Senior Software Developer with Cinax Designs, Inc., also a video engineering company. From 1993 to 1998 Mr. Balsara ran his own company, Unicorn Computer Consultancy in Bombay, India, where he provided computer system analysis and software development services. Mr. Balsara holds a Bachelor of Science, Electronics and Computer Science from the Datamatics Institute in Bombay, India.

Mr. Bysouth is a co-founder of CanOnline. Mr. Bysouth has served as Chief Software Architect and as a Director since inception in March, 2000. From 2000 to 2002, Mr. Bysouth was Chairman of the Board of Directors. From February 1998 to September 1998, Mr. Bysouth served as a consultant and a software framework architect for The Loewen Group Inc., a cemetery and funeral home services provider. From October 1998 to June 1999, Mr. Bysouth was a subcontractor of Global Village Consulting Inc., a software development consulting firm specializing in object-oriented architecture and development. From February 1996 to February 1998, Mr. Bysouth served as a senior programmer analyst with GE Capital (Information Technology Development division, formerly Aardvark Consulting Ltd.) with consulting roles with clients such as VanCity Credit Union and The Loewen Group Inc. From May 1994 to September 1995, Mr. Bysouth worked as a programmer in the information technology department of Chevron Canada Ltd., the Canadian subsidiary of the Chevron oil company.

Mr. Rosado has served as our Chief Financial Officer, Chief Operations Officer since November, 2003 and as a Director since April, 2001. Mr. Rosado is also a co-founder of CanOnline. From October 2002 to November 2003, Mr. Rosado severed as Chief Compliance Officer, and during that time managed CanOnline's intellectual properties. Mr. Rosado has served as Director of Product Design and Market Development, from April, 2001 to the present, and Head of Product Design from November 2000 to April 2001, of CanOnline's subsidiary, CanOnline Media Corporation. From 1994 to 1998, Mr. Rosado served as Head of Multimedia Development with Videocomunicacion y Servicios SCP, a multimedia production company in southeastern of Mexico. Mr. Rosado was also a co-founder of Videocomunicacion y Servicios SCP. From 1994 to 1998, Mr. Rosado also was an instructor and lecturer in communication and digital media-related courses at the University of Mayab in Merida, Mexico, and at the University of British Columbia from 2000 to 2002. Mr. Rosado received a Bachelor of Arts in Communications Science from the University of Mayab in Merida, Yucatan, Mexico in 1991. Mr. Rosado received a Master's degree in Strategic Marketing from the University of Mayab/Anahuac in 1996. Mr. Rosado is currently a part-time Ph.D. Candidate at the University of British Columbia.

Ms. Hayden has served as the Controller of CanOnline since September 2003. From June 2003 to September 2003, Ms. Hayden held the position of Senior Operations Control for CanOnline. From March 2003 to June 2003, Ms. Hayden was the Senior Accountant for CanOnline. From April 1999 to March 2003, Ms. Hayden was an accountant for RLG International, a management consulting company located in Vancouver, British Columbia. Ms. Hayden earned a Bachelor of Technology in Accounting and a Diploma in Financial Management from the British Columbia Institute of Technology in Burnaby, British Columbia in January 2003, and June 1998 respectively.

Ms. Thomson has been the Director of Operations and Human Resources for CanOnline since December, 2002. Ms. Thomson is responsible for the organization and management of administrative and human resources activities of CanOnline and Canonline Media Corporation. From August, 2000 to January, 2002, Ms. Thomson was a legal and human resources assistant with Novus Telecom Group, Inc. From January, 2000 to August, 2000, Ms. Thomson worked as an administration and human resources assistant for Fraser Milner Casgrain, a law firm in Vancouver, British Columbia.

Mr. Calvert has been a director of CanOnline since 2002. In 1990, Mr. Calvert joined RBC Dain Rauscher, Investment Banking & Services and currently holds the position of First Vice President, Investment Officer in the RBC Dain Rauscher Seattle, Washington office. Mr. Calvert has a Bachelor of Science Degree in finance and a minor in computers from the University of Montana, Montana Tech Campus, 1988.

Mr. Waage has been a director of CanOnline since March, 2000. Since June, 2003, Mr. Waage has been Senior Vice President of global sales and corporate development with respect to government, homeland security and military related project opportunities. From 1995 to 2000, Mr. Waage was the president and sole proprietor of Waage Associates, which provided consulting services in areas of mergers, acquisitions and turn-arounds and management consulting. From 1987 to 1994, Mr. Waage held a senior business development position with Honeywell where he managed a systems and research department that provided services to the United States Department of Defense. From 1970 to 1995, Mr. Waage served in the United States Air Force. He was on active duty from 1970 to 1975 where he served as an instructor pilot and instructional program developer. From 1975 to 1984, Mr. Waage served in the Air National Guard as a fighter pilot and was awarded the senior command pilot rating. From 1984 to 1995, Mr. Waage served with the Air Force Reserve as a senior executive staff officer and was awarded the Distinguished Meritorious Service Award in 1991. He retired from the United States Air Force in 1995 as a Lieutenant Colonel. Mr. Waage received a Bachelor of Science degree in Mathematics & Physics from Evangel University in 1970.


KEY  EMPLOYEES


Mr. Spurgeon has served as our Director of Marketing since July, 2003. From 1999 to 2002, Mr. Spurgeon was Director, National Sales Operations for Radiant Communications Ltd., a national provider of Internet services for business. Mr. Spurgeon was also a co-founder of Radiant Communications Ltd. From 1997 to 2000, Mr. Spurgeon co-owned Brand Communications, an Internet Service Provider in Nanaimo, British Columbia, where he was responsible for structuring sales and incentive programs. From 1992 to 1995, Mr. Spurgeon was National Manager Marketing for Rest-Con Management Systems, a franchised food service chain. Mr. Spurgeon earned his Bachelor Degree in Commerce from the University of British Columbia in 1992.

Mr. Gaupholm has served as our Vice President of Market Reconnaissance since January, 2003. From 1999 to 2002, Mr. Gaupholm co-founded and co-operated Wiremix Media, a marketing consulting firm, which provided consulting to the web development, music and games industries. Mr. Gaupholm received a Bachelor of Commerce degree with an emphasis in marketing from McMaster University.

Mr. Esrock has served as our Director of Kaozz Entertainment Network, an operating division of CanOnline, since November, 2003. Mr. Esrock served as Director of Business Development from September, 2003 to November, 2003. From April, 2001 to September, 2003, Mr. Esrock handled new media, intellectual property and artist development tasks with SL Feldman & Associates, a Canadian based talent agency. From May, 2000 to February, 2001, Mr. Esrock operated Popnuvo, an online music distribution venture, which he co-founded. From November, 1998 to April, 2000, Mr. Esrock worked as an independent contractor, doing web site development, for several companies. Mr. Esrock received a Bachelor of Arts degree in Journalism and Media Studies from Rhodes University, in South Africa in 1995.

Ms. Kranjc has served as our Director of Member Services since June, 2002. Ms. Kranjc is currently responsible for the management of all member related activities and services of two of CanOnline's operating divisions, the Reelindie Global Networks and Kaozz Entertainment Group. From 1999 to 2001, Ms. Kranjc served as a campaign assistant with Thunder Bay Regional Hospital Foundation. From 1995 to 1998, Ms. Kranjc served as administrative assistant with National Trust Company, a commercial bank based in Toronto, Canada. Ms. Kranjc earned a diploma in Multimedia Production from Confederation College in Ontario, Canada, in 2002.

Ms. Ullrich has served as our Vice President, Project Development since October 2003. Prior to her role as Project Manager, Ms. Ullrich served as a Senior Project Engineer beginning October, 2002. From February 2001 to June 2002, Ms. Ullrich served as a Software Developer with Savage Software a provider of conversion and custom engineering services based on the SVG graphic format for the CAD/GIS and facilities management market. From August 1999 to January 2001, Ms. Ullrich served as Lead Software Developer with Westech Consulting, a provider of application development services ranging from multi-player online games to financial software and database applications. Ms. Ullrich received an honors diploma from the British Columbia Institute of Technology Computer Systems Technology program in June, 1999.

Mr. Bell has served as our Chief Development Engineer since October, 2003. From October, 2002 to October 2003, Mr. Bell served as Senior Program Engineer for CanOnline. Mr. Bell is responsible for implementing project engineering specifications and manages a support development team to ensure commercial deployment of projects. From 1999 to 2002, Mr. Bell founded and operated Creative Flow Interactive Media, a provider of online gaming development and Internet applications. From March, 1999 to September 1999, Mr. Bell was a technical support representative for Crystal Decisions, a provider of database supporting software. Mr. Bell attended CDI College of Business and Technology, in Burnaby, Canada, from 1998 to 1999, where he studied computer programming.



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

ITEM  10.     Executive  Compensation

     We have paid Michael Conte (our President and Chairman of the Board prior to December 18, 2003) $36,200 during the year ended September 30, 2003, and $40,473 during the year ended September 30, 2002. No executive compensation has accrued.

                                              SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation

                                     Annual Compensation                           Awards           Payouts

                                                                   Restricted    Securities
Name & Principal Position                           Other Annual      Stock      Underlying      LTIP      All other
                            Year  Salary    Bonus   Compensation     Awards     Options/SARs   Payouts   Compensations
                                    ($)      ($)         ($)           ($)           (#)         ($)          ($)
Michael Conte. . . . . . .  2003   36,200        0              0            0              0
   President &              2002   25,473   15,000              0            0              0         0               0
   Chairman                 2001   18,400        0              0            0              0         0               0


Stock  Option  Plan

     2001  Stock  Option  Plan

     We adopted our 2001 stock option plan on June 29, 2001. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 5,000,000 subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

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

Option  Grants  In  Last  Fiscal  Year

     The following table sets forth information concerning stock options granted to each of the executives named in the summary compensation table for the fiscal year ending September 30, 2003:

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

Options  Exercised  In  Last  Fiscal  Year  And  Fiscal  Year-End  Option Values

*                Shares        *      Number of Shares Underlying  Value of Unexercised In-the-
*              Acquired on   Value      Unexercised Options at           Money Options at
Name            Exercise    Realized        Fiscal Year-End              Fiscal Year-End
*                   *          *      Exercisable   Unexercisable  Exercisable   Unexercisable
                                      -----------   -------------  -----------   --------------
Michael Conte            0         0            0               0            0               0

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

Employment  Agreements  with  Executive  Officers

     CanOnline has executed employment agreements with its top five executive officers. Below is a summary of the major terms of these employment agreements.

     Peter Hogendoorn, President, CEO and Director, signed an employment agreement with CanOnline on January 15, 2003. The Agreement does not have a termination date. The major terms are as follows: base salary $150,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $450,000.

     Anthony J. Alda, Chief Technology Architect and Chairman of the Board of Directors, signed an employment agreement with CanOnline on May 24, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $150,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $450,000.

     Brent Richard Bysouth, Chief Software Architect and Director, signed an employment agreement with CanOnline on June 1, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $120,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $360,000.

     Ricardo Rosado, COO and Director, signed an employment agreement with CanOnline on June 7, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $110,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $330,000.

     Leslie J. Ames, Senior Vice President, Legal Affairs, Secretary and Director, signed an employment agreement with CanOnline on June 30, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $135,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $405,000.

ITEM  11.     Security  Ownership  Of  Certain  Beneficial Owners And Management

The following table presents information known to us, as of the date of this 8-K, relating to the beneficial ownership of common stock by:

     - each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

     -    each of our named executive officers, directors and key employees; and

     -    our  directors  and  executive  officers  as  a  group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is care of Canonline Global Media, Inc. 200-1311 Howe Street, Vancouver, British Columbia, Canada.

Percentage ownership in the following table is based on 84,570,346 shares of common stock outstanding as of December 31, 2003. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this report filed on Form 8-K upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

NAME                           BASIC        OPTIONS       GRANTS      TOTAL      PERCENT
                            OUTSTANDING  (UNEXERCISED)  (UNVESTED)              OF CLASS
--------------------------  -----------  -------------  ----------  ----------  ---------
Brent Richard Bysouth (1)    11,903,105      1,150,000              13,053,105      15.2%
--------------------------  -----------  -------------  ----------  ----------  ---------
Anthony J. Alda (2)           9,748,300      7,720,000              17,468,300      18.9%
--------------------------  -----------  -------------  ----------  ----------  ---------
Martin L. Calvert(3)          4,360,702      2,016,702           -   6,377,404       7.4%
--------------------------  -----------  -------------  ----------  ----------  ---------
Peter Hogendoorn(4)           8,707,143      1,000,000           -  9,7007,143      11.3%
--------------------------  -----------  -------------  ----------  ----------  ---------
Leslie J. Ames (5)            3,060,000      1,250,000           -   4,310,000       5.0%
--------------------------  -----------  -------------  ----------  ----------  ---------
Ricardo Rosado                2,545,667      1,050,000           -   3,595,667       4.2%
--------------------------  -----------  -------------  ----------  ----------  ---------
Michael Waage                 1,350,000        700,000           -   2,050,000       2.4%
--------------------------  -----------  -------------  ----------  ----------  ---------

NAME                           BASIC        OPTIONS       GRANTS      TOTAL      PERCENT
                            OUTSTANDING  (UNEXERCISED)  (UNVESTED)              OF CLASS
--------------------------  -----------  -------------  ----------  ----------  ---------
Zubin Balsara                   600,000              -     400,000   1,000,000       1.2%
--------------------------  -----------  -------------  ----------  ----------  ---------
Melanie Thomson                 195,000              -     230,000     425,000
--------------------------  -----------  -------------  ----------  ----------  ---------
Kerri Hayden                     60,000              -     240,000     300,000
--------------------------  -----------  -------------  ----------  ----------  ---------
David Aisenstat               5,814,286              -               5,814,286       6.9%
--------------------------  -----------  -------------  ----------  ----------  ---------
Total of all Executive       42,529,917     14,886,702     870,000  58,286,619      58.1%
Officers and Directors as
a Group (10 persons)
--------------------------  -----------  -------------  ----------  ----------  ---------
*  Less  than  1%.

(1) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") owns 8,279,125 shares, and options to purchase 1,750,000 shares, of Registrant. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised, currently Mr. Alda has voting control over 6,623,300 Registrant shares held by Phoenix, which is 80% of the 8,279,125 Registrant shares held by Phoenix. Additionally, Mr. Alda has an option to purchase 1,400,000 options held by Phoenix to purchase 1,750,000 shares of Registrant's shares, which is 80% of the options held by Phoenix. Mr. Bysouth has voting control over 1,655,825 Registrant shares held by Phoenix, which is 20% of the 8,279,125 Registrant shares held by Phoenix. Mr. Bysouth also owns 10,247,280 shares of Registrant directly.

(2) In addition to having voting control over 6,623,300 shares held by Phoenix, and the option to purchase 1,400,000 options held by Phoenix, Anthony J. Alda also has voting control over the following shares: 850,000 shares held by Anthony J. Alda in Trust for Brittany Billingsley (Mr. Alda's minor child); 525,000 shares held by Pat & Lutz Alda (Mr. Alda's parents); 175,000 shares held by Tamara Billingsley; and 450,000 shares held by Euro Partners, Ltd. Mr. Alda also owns 1,125,000 shares of Registrant directly.

(3) This includes the following shares held by the three minor children of Martin Calvert, which Martin Calvert has voting control over: 20,000 shares held by Spencer Calvert; 20,000 shares held by Callahan Calvert; and 20,000 shares held by Christina Calvert.

(4) This includes the following shares held by the two minor children of Peter Hogendoorn, which Peter Hogendoorn has voting control over: 100,000 shares held by Molly Hogendoorn; 100,000 shares held by Thea Hogendoorn; and 500,000 shares held by Barbara Hogendoorn, Mr. Hogendoorn's wife.

(5) The Leslie J. Ames Law Corporation holds 2,760,000 shares. Leslie J. Ames is the sole beneficial owner of those shares.

ITEM  12.     Certain  Relationships  And  Related  Transactions

     We issued 25,000,000 shares of our common stock to Michael C. Conte, our president, CFO and Chairman of the Board of Directors in exchange for the transfer from Mr. Conte of all the shares of BMW Messenger Service, Inc. to DNC.

     BMW Messenger Service, Inc., a New York Corporation, is a wholly owned subsidiary of DNC.

     We issued 500,000 shares of our common stock to Jackson Steinem, Inc., the beneficial owner of which is Gottbetter & Partners, LLP, counsel to the Company. The shares were issued in exchange for $5,000 worth of legal services rendered.

     From December, 2000 to December, 2001, we issued 14,950,000 shares of our common stock at $.01 per share, pursuant to a private offering to accredited investors and a limited number of sophisticated investors, for a total of $149,500.

     In January 2001, Michael Conte transferred 12,500,000 shares of his common stock valued at par value $.0001 per share to Brian Seinwels, an employee of DNC, pursuant to an option agreement.

     In September 2001, we issued 100,000 shares of our common stock, valued at $.01 per share, to director Steve Katz.

     In June 2001, we issued 50,000 shares of our common stock, valued at $.01 per share, to secretary and director Kenneth Coder.

     We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, our board of directors has determined that such agreements must be on similar terms.

     The shares described in the above transactions reflect the 10:1 forward stock split that was effected on October 24, 2003.

ITEM  13.     Exhibits,  List  And  Reports  On  Form  8-K

(a)     Exhibit

     Number     Description

     #  2.1     Agreement and Plan of Merger dated November 3, 2003 among
                Registrant, DLVN Acquisition, Inc. and CanOnline Global Media,
                 Inc.
     #  2.2     Certificate of Merger filed with Delaware Secretary of State
     #  2.3     Certificate of Merger filed with Washington Secretary of State

     *  3.1     Certificate  of  Incorporation
        3.2     Amendment of Certificate of Incorporation - dated October 13,
                2003
        3.3     Amendment of Certificate of Incorporation - dated December 15,
                2003
     *  3.4     By-Laws
     *  3.5     Amended  By-Laws
     * 10.1     Stock  Option  Plan  of  2001
       31.1     Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal
                Executive Officer
       31.2     Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal
                Financial Officer
       32.1     Section  1350  Certification  of  Chief  Executive  Officer
       32.2     Section  1350  Certification  of  Chief  Financial  Officer

#   Previously  filed  in  Registrant's  Form  8-K  filed  on  December 24, 2003
*   Previously  filed  in  Registrant's  Form  SB-2

(b)     Reports  on  Form  8-K

Registrant filed a Report on Form 8-K on December 24, 2003 reporting on a merger with CanOnline Global Media, Inc. The event reported was the closing of the merger on December 18, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NS8  CORPORATION
                                     (Registrant)


Date:  January  14,  2004            By:  /s/  Peter  Hogendoorn
                                          ----------------------
                                          Peter Hogendoorn, President (Principal
                                          Executive  officer)


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 14, 2004                      By: /s/ Peter Hogendoorn
                                                 --------------------------------------------------------------
                                                 Director and President (Principal Executive Officer)

Date: January 14, 2004.                      By: /s/ Ricardo Rosado
                                                 --------------------------------------------------------------
                                                 Chief Financial Officer, Chief Operating Officer and Director

Date:  January 14, 2004                      By: /s/ Anthony Alda
                                                 --------------------------------------------------------------
                                                 Anthony Alda, Chairman of the Board of Directors

Date:  January 14, 2004                      By: /s/ Leslie J. Ames
                                                 --------------------------------------------------------------
                                                 Leslie J. Ames, Director

Date:  January 14, 2004                      By: /s/ Martin L. Calvert
                                                 --------------------------------------------------------------
                                                 Martin L. Calvert, Director

Date:  January 14, 2004                      By: /s/ Michael W. Waage
                                                 --------------------------------------------------------------
                                                 Michael W. Waage, Director

                          Independent Auditors' Report

To  the  Board  of  Directors  and
Stockholders  of  NS8  Corporation


We have audited the accompanying consolidated balance sheet of NS8 Corporation (formerly known as Delivery Now Corp.) and Subsidiary as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NS8 Corporation and Subsidiary at September 30, 2003, and the consolidated results of their operations and their cash flows for the two years ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



New  York,  New  York
December  22,  2003

                         NS8 CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


                                     ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,920
  Accounts receivable, net of allowance
    for doubtful accounts of $6,816. . . . . . . . . . . . . . . .     91,572
  Loan receivable - employees. . . . . . . . . . . . . . . . . . .      2,705
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .      2,596
                                                                    ----------

      Total current assets . . . . . . . . . . . . . . . . . . . .    107,793

Loan receivable - stockholder, net of allowance
  for doubtful loans of $10,000. . . . . . . . . . . . . . . . . .          -
Office equipment, net of accumulated
  depreciation of $2,136 . . . . . . . . . . . . . . . . . . . . .      3,848
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . .      2,696
                                                                    ----------

                                                                    $ 114,337
                                                                    ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Revolving bank line of credit. . . . . . . . . . . . . . . . . .  $   5,649
  Current portion of loans payable . . . . . . . . . . . . . . . .     17,152
  Accounts payable and accrued expenses. . . . . . . . . . . . . .     74,155
  Advances payable . . . . . . . . . . . . . . . . . . . . . . . .     55,641
                                                                    ----------

    Total current liabilities. . . . . . . . . . . . . . . . . . .    152,597

Loans payable, net of current portion. . . . . . . . . . . . . . .     20,657
                                                                    ----------

                                                                      173,254
                                                                    ----------

Commitments and contingencies (See Note 12)

Stockholders' Deficit:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized,
    none outstanding . . . . . . . . . . . . . . . . . . . . . . .          -
  Common stock; $.0001 par value; 200,000,000 shares authorized,
    40,200,000 shares issued and outstanding . . . . . . . . . . .        402
  Additional paid in capital . . . . . . . . . . . . . . . . . . .    128,273
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (187,592)
                                                                    ----------

    Total stockholders' deficit. . . . . . . . . . . . . . . . . .    (58,917)
                                                                    ----------

                                                                    $ 114,337
                                                                    ==========


See  Notes  to  Consolidated  Financial  Statements.


NS8  CORPORATION  AND  SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                      2003          2002
                                                  ------------  ------------
Revenue. . . . . . . . . . . . . . . . . . . . .  $   848,093   $   801,723
                                                  ------------  ------------

Operating expenses:
  Service expenses . . . . . . . . . . . . . . .      542,174       532,969
  Selling expenses . . . . . . . . . . . . . . .        5,986        15,651
  General and administrative . . . . . . . . . .      403,938       338,689
                                                  ------------  ------------

    Total operating expenses . . . . . . . . . .      952,098       887,309
                                                  ------------  ------------

Operating loss . . . . . . . . . . . . . . . . .     (104,005)      (85,586)

Interest (expense) income. . . . . . . . . . . .       (3,375)          263
                                                  ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . .  $  (107,380)  $   (85,323)
                                                  ============  ============


Basic loss per share . . . . . . . . . . . . . .  $         *   $         *
                                                  ============  ============

Basic weighted average common shares outstanding   40,200,000    38,048,520
                                                  ============  ============

*  Amount  is  less  than  $.01.

See  Notes  to  Consolidated  Financial  Statements.


                         NS8 CORPORATION AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' DEFICIT
                               SEPTEMBER 30, 2003


                                 Common  Stock     Additional                   Total
                              -------------------   Paid  In   Accumulated  Stockholders'
                                Shares    Amount    Capital     Deficit        Deficit
                              ----------  -------  ----------  -----------  ------------
Balance, September 30, 2001.  30,247,500  $   302  $   36,973  $    5,111   $    42,386

Sale of common stock under a   9,852,500       99      81,301           -        81,400
private placement

Conversion of debt to equity     100,000        1       9,999           -        10,000

Net loss . . . . . . . . . .           -        -           -     (85,323)      (85,323)
                              ----------  -------  ----------  -----------  ------------

Balance, September 30, 2002.  40,200,000  $   402  $  128,273  $  (80,212)  $    48,463

Net loss . . . . . . . . . .           -        -           -    (107,380)     (107,380)
                              ----------  -------  ----------  -----------  ------------

Balance, September 30, 2003.  40,200,000  $   402  $  128,273  $ (187,592)  $   (58,917)
                              ==========  =======  ==========  ===========  ============

See  Notes  to  Consolidated  Financial  Statements.

                         NS8 CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                               2003       2002
                                                            ----------  ---------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $(107,380)  $(85,323)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .        854        452
  Increase (decrease) in provision for doubtful accounts .    (10,000)    15,000
  Provision for doubtful loan to shareholder . . . . . . .          -     10,000
Change in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . .     14,088    (21,673)
  Loan receivable - employee . . . . . . . . . . . . . . .      1,204     (3,909)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .      7,459      2,030
   Security deposits . . . . . . . . . . . . . . . . . . .          -       (296)
  Accounts payable and accrued expenses. . . . . . . . . .     51,060     16,250
                                                            ----------  ---------

Net cash used in operating activities. . . . . . . . . . .    (42,715)   (67,469)
                                                            ----------  ---------

Cash flows from investing activities:
    Purchase of office equipment . . . . . . . . . . . . .     (2,818)         -
                                                            ----------  ---------

Cash flow from financing activities:
  Increase in revolving bank line of credit. . . . . . . .      5,649          -
  Proceeds from loan payable . . . . . . . . . . . . . . .          -     10,465
  Repayment of loans payable . . . . . . . . . . . . . . .    (24,871)   (11,259)
  Increase in advances payable . . . . . . . . . . . . . .     55,641          -
  Proceeds from private placement. . . . . . . . . . . . .          -     81,400
                                                            ----------  ---------

Net cash provided by financing activities. . . . . . . . .     36,419     80,606
                                                            ----------  ---------

Increase (decrease) in cash. . . . . . . . . . . . . . . .     (9,114)    13,137

Cash, beginning of year. . . . . . . . . . . . . . . . . .     20,034      6,897
                                                            ----------  ---------

Cash, end of year. . . . . . . . . . . . . . . . . . . . .  $  10,920   $ 20,034
                                                            ==========  =========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest . . . . . . . . .  $   1,538   $  3,250
                                                            ==========  =========

  Cash paid during the year for taxes. . . . . . . . . . .  $   1,061   $  1,571
                                                            ==========  =========

Supplemental disclosures of non cash financing activities:
  Conversion of debt to equity . . . . . . . . . . . . . .  $       -   $ 10,000
                                                            ==========  =========


See  Notes  Consolidated  Financial  Statements.

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  1  -  NATURE  OF  BUSINESS

Delivery Now Corp. was incorporated in the State of Delaware on October 3, 2000. On December 17, 2003 Delivery Now Corp. changed its name to NS8 Corporation (the "Company"). The Company, through its wholly owned subsidiary BMW Messenger Services, Inc. ("BMW"), delivers envelopes by bike messengers and packages by van in the New York City metropolitan area.

On December 18, 2003 the Company acquired 100% of the outstanding common stock and options of CanOnline Global Media, Inc. ("CanOnline"), a development stage entity, in exchange for 66,370,346 shares of common stock and options to acquire 14,886,702 shares of the Company's common stock. In addition, the Company assumed 7.25% convertible debentures with an aggregate principal of $400,000. The convertible debentures are convertible through January 28, 2004. CanOnline is a technology research and development entity that has developed proprietary programming which allows the user to experience the use and feel of actual software through a normal high-speed internet connection without the need to download or install any software. CanOnline is a Washington corporation with operations in Vancouver, British Columbia, Issaquah, Washington and Edina, Minnesota.

Also on December 18, 2003 the Company sold all of the outstanding common stock of BMW to the Company's Chief Executive Officer and Vice President in exchange for 22,000,000 shares of common stock owned by them. These shares were subsequently cancelled and restored to unissued. As of December 22, 2003 these officers are in the process of exchanging their remaining holdings of 3,000,000 shares as part of this transaction. These shares will be cancelled and restored to unissued when the transaction is completed.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Concentration  of  credit  risk

Concentrations of credit risk with respect to trade receivables are limited to customers in the New York City metropolitan area; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these trade receivables, repayment is dependent upon the financial stability of this geographic area.

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

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

Loss  Per  Share

The Company presents basic loss per share, and if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128").

Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding for the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. Through September 30, 2003 the Company has not issued any stock options. Diluted earnings per share is not shown of the periods presented as it is the same as basic.

Impairment  of  Long-Lived  Assets

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there is no impairment of long-lived assets at September 30, 2003.

Financial  Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, loan receivable - employees, accounts payable and accrued expenses and advances payable approximate fair value at September 30, 2003 because of the short-term nature of the instruments. The carrying value of the revolving bank line of credit and loans payable approximate fair value at September 30, 2003 based upon debt terms available for entities under similar terms.

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

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

New  Accounting  Pronouncements

In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not currently have any derivative instruments and the adoption of this statement, which is effective for contracts, entered into or modified after June 30, 2003, has not had an effect on the Company's financial position or results of operations.

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

In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not materially affected the consolidated financial statements.

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

NOTE  4  -  LOAN  RECEIVABLE  -  STOCKHOLDER

The Company advanced $10,000 to one of the Company's officers and a stockholder, on demand and without interest, during Fiscal 2001. During the year ended September 30, 2002 the Company determined the loan was impaired and recorded an allowance for doubtful loans of $10,000 which has been included in general and administrative expense in the accompanying consolidated statement of operations.

NOTE  5  -  ADVANCES  PAYABLE

During the year ended September 30, 2003 the Company received an advance of $55,641 in connection with discussions for a proposed business combination. On December 16, 2003 the discussions were terminated and the Company retained the advance.

NOTE  6  -  REVOLVING  BANK  LINE  OF  CREDIT

During December 2002 the Company obtained a revolving credit facility under which they may borrow up to $50,000 through December 2005. Interest accrues at the bank's prime rate, which is 6% per annum at September 30, 2003. At September 30, 2003 the Company has $44,370 of additional credit available under this revolving credit facility.

NOTE  7  -  LOANS  PAYABLE

The Company obtained a business installment loan (the "Loan") from a financial institution during Fiscal 2001 in the principal amount of $75,000. The Loan requires interest only payments during the first year at 2% per annum below the bank's prime rate, which is 6% per annum at September 30, 2003. Thereafter the Loan requires monthly payments of principal and interest to be repaid over five years. The Company has made voluntary principal payments in advance of the repayment schedule.

The Company finances its insurance through a loan payable. This loan payable is to be repaid over ten monthly installments of principle and interest. The interest rate is 11.25% per annum.

Loans  payable  consists  of  the  following  as  of  September  30,  2003:

     Loan  payable                                 $     35,657
     Insurance  financing  loans                          2,152
                                                   ------------

                                                         37,809
     Less  current  portion  of  loans  payable          17,152
                                                   ------------

                                                   $     20,657
                                                   ============

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  7  -  LOANS  PAYABLE  -  continued

The aggregate maturities of loans payable as of September 30, 2003 are as follows:

                                                     Principal
     Fiscal  Year                                    Repayments
     ------------                                   ------------
          2004                                      $     17,152
          2005                                            15,000
          2006                                             5,657
                                                    ------------

                                                    $     37,809
                                                    ============

The  Loan  payable  is  secured  by  all  of  the  Company's  assets.

NOTE  8  -  INCOME  TAXES

The Company has not recorded a tax liability for either Federal or state income taxes because the Company has a net loss for the years ended September 30, 2003 and 2002. The Company has net operating loss carryforwards of approximately $186,000 that begin to expire in the year 2020. The deferred tax assets consist of timing differences relating to the allowance for doubtful accounts and loan to stockholder and net operating loss carryforwards. The Company has recorded a 100% valuation allowance against the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

The  components  of  the  net  deferred  tax  asset  are  as  follows:

     Deferred  tax  assets:
     Allowance  for  doubtful  accounts         $     1,000
     Allowance  for  loan  to  stockholder            1,500
     Net  operating  loss  carryforward              27,900
                                                ------------

                                                     30,400
     Valuation  allowance                           (30,400)
                                                ------------

                                                $         -
                                                ============

NOTE  9  -  EQUITY  TRANSACTIONS

On October 13, 2003 the Company's stockholders approved increasing the authorized common stock from 100,000,000 shares to 200,000,000 shares.

On October 13, 2003 the Board of Directors of the Company approved a ten to one forward stock split with a record date of October 20, 2003. After the stock split the Company had 40,200,000 shares of common stock outstanding. All share and per share amounts have been adjusted to reflect the stock split.

During December 2001 the Company completed the sale of 9,852,500 shares of its common stock as part of the private placement authorized by the Board of Directors during October 2000. As a result of this portion of the private placement the Company received proceeds of $98,525, net of offering costs of $17,125.

                         NS8 CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE  9  -  EQUITY  TRANSACTIONS  -  continued

During the year ended September 30, 2002 a loan was converted to 100,000 shares of the Company's common stock at $.10 per share.

NOTE  10  -  STOCK  OPTIONS

The Company adopted its 2000 Stock Option Plan (the "Plan") during October 2000. The Plan provides for the granting of incentive stock options, non-statutory stock options and stock appreciation rights. The incentive stock options can be granted to all employees and officers of the Company. The non-statutory stock options can be granted to all employees, non-employee directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the Plan is 5,000,000, subject and adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the Company's capital structure. The Company has not yet granted any options or stock appreciation rights under the plan.

The plan is presently administered by the Company's Board of Directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price thereof and the period during which options are exercisable, interprets the provisions of the plan and subject to certain limitations, may amend the plan.

NOTE  11-  LEASE  COMMITMENTS

The Company leases office space in New York City under a non-cancelable operating lease expiring September 30, 2004. The Company is required to pay rent in monthly installments of $1,415 for the period from October 1, 2003 through September 30, 2004. During the years ended September 30, 2003 and 2002 the Company recorded rent expense of approximately $16,000 and $15,000, respectively.