Form 10KSB
period 2003-12-31
NS8 CORP
filed 2004-04-15
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
     (Mark  One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  fiscal  year  ended:  December  31,  2003
                                             -------------------

OR

          [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE  ACT  OF  1934

                   For the transition period from  ______________to ____________

           Commission  file  number          333-75956
                                             ---------

                                NS8 Corporation
                                ----------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

           Delaware                                       13-4142621
           --------                                   -----------------
(State or Other Jurisdiction Of                (IRS Employer Identification No.)
Incorporation or Organization)

     Two Union Square Center, 601 Union Street, Suite 4200, Seattle, WA  98101
    ---------------------------------------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)

     Issuer's  Telephone  Number  (206)  652-3338
                                  ------------------------

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

     State  registrant's  revenues  for  its  most  recent  fiscal  year:  $  0
                                                                          ------

     As of March 1, 2004, there were 88,253,680 shares of the registrant's common stock, par value $0.0001 issued and outstanding. Of these, approximately 15,250,000 shares are unrestricted and held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately
$18,452,500 based on the average closing bid and asked bid price of the registrant's common stock on March 1, 2004.

Transitional  small  business  disclosure  format  (check  one):
Yes  [  ];   No  [x]

Documents  Incorporated  By  Reference:  None
                                         ----

TABLE  OF  CONTENTS

Item  Number  And  Caption                                                  Page
--------------------------                                                  ----
Forward-Looking  Statements                                                   4
  PART  I                                                                     5
    ITEM  1.     Description  Of  Business                                    5
    ITEM  2.     Description  Of  Property                                   12
    ITEM  3.     Legal  Proceedings                                          13
    ITEM  4.     Submission of Matters to  a  Vote  of  Security  Holders    13
  PART  II                                                                   13
    ITEM  5.     Market for Common Equity and Related Stockholder Matters    13
    ITEM  6.     Management's Discussion and Analysis of Financial Condition
                 and Results  of  Operations                                 15
    ITEM  7.     Financial  Statements                                       17
    ITEM  8.     Changes In And Disagreements With Accountants On Accounting
                 And Financial  Disclosure                                   18
    ITEM  8A     Controls  and  Procedures                                   19
  PART  III                                                                  19
    ITEM  9.     Directors,  Executive  Officers, Promoters And Control
                 Persons; Compliance With Section 16(a) Of The Exchange Act  19
    ITEM  10.    Executive  Compensation                                     25
    ITEM  11.    Security Ownership Of Certain Beneficial Owners And
                 Management                                                  30
    ITEM  12.    Certain  Relationships  And  Related  Transactions          32
    ITEM  13.    Exhibits,  List  And  Reports  On  Form  8-K                33
    ITEM  14.    Principal  Accountant  Fees  and  Services                  34

FORWARD-LOOKING  STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Risk Factors". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART  I

ITEM  1.     Description  of  Business

CORPORATE  HISTORY

     NS8 Corporation ("NS8Corp", the "Company" or the "Registrant"), was incorporated under the name Delivery Now Corp. in the State of Delaware on October 3, 2000.

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

     On  December  17,  2003,  the  Company changed its name to NS8 Corporation.

     On December 18, 2003, the Company discontinued the messenger delivery service business in connection with the merger transaction described below.

MERGER  WITH  CANONLINE  GLOBAL  MEDIA,  INC.

     On November 3, 2003, Registrant entered in to an Agreement and Plan of Merger (the "Merger Agreement") with CanOnline Global Media, Inc. ("CanOnline"), a Washington corporation, and DLVN Acquisition, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was a wholly owned subsidiary of Registrant prior to the transaction.

     On December 18, 2003 the transactions contemplated by the Merger Agreement closed, and a merger (the "Merger") was effected among Registrant, CanOnline and Acquisition Subsidiary

     Pursuant to the Merger Agreement, (i) Acquisition Subsidiary was merged into CanOnline with CanOnline becoming the surviving corporation, (ii) the holders of the 66,670,346 shares of issued and outstanding CanOnline common stock exchanged their CanOnline common stock for shares of Registrant's common stock at a one for one ratio, receiving in the aggregate 66,670,346 shares of Registrant's common stock in exchange for their shares of CanOnline common stock, (iii) the holders of options to acquire an aggregate of 14,886,702 shares of CanOnline's common stock exchanged their options for options to acquire Registrant common stock at a one for one ratio, receiving in the aggregate options to acquire 14,886,702 shares of Registrant common stock, and the 100 shares of Common Stock of Acquisition Subsidiary issued and outstanding prior to the Merger were converted into 100 shares of CanOnline common stock, with CanOnline becoming a wholly owned subsidiary of Registrant.

     Simultaneously with the closing of the Merger, Registrant transferred all of the issued and outstanding stock of its wholly owned subsidiary, BMW Messenger Service, Inc. ("BMW"), to Michael Conte and Brian Seinwels in exchange for 24,950,000 shares of Registrant's common stock. Mr. Conte was a director, CEO and president of Registrant and Mr. Seinwels was a Vice President of Registrant until the closing of the Merger. These shares were cancelled and restored to Registrant's authorized and unissued capital stock.

     Prior to the Merger, Registrant's operations consisted primarily of the messenger delivery service conducted by BMW. This business is now wholly owned by Mr. Conte and Mr. Seinwels, and is no longer operated by Registrant. Registrant's primary operation now consists of the operations of CanOnline.

     The determination of the number of shares of Registrant common stock exchanged for the CanOnline common stock was determined in arms length negotiations between the Boards of Directors of Registrant and CanOnline. The negotiations took into account the value of CanOnline's financial position, results of operations, products, prospects and other factors relating to CanOnline's business. At the time of the Merger, there were no material relationships between CanOnline and the Registrant or any of its affiliates, any director or officer of the Registrant, or any associate of any such officer or director.

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

GENERAL

     NS8CORP's main office is in Seattle, Washington, it also has offices in Vancouver, British Columbia, Canada, and Edina, Minnesota. NS8CORP is a technology research and development company that has developed proprietary programming architecture (the "architecture") as a technical foundation for software, technology solutions and development processes it has and continues to develop for various commercial applications. NS8CORP is a development stage company with no operating revenues to date.

     NS8CORP's wholly owned subsidiaries, CanOnline Global Media, Inc. ("CGMI") and CanOnline Media Corporation ("CMC"), develop patent pending nonresident software systems, secure media distribution systems and digital content components for intellectual property ("IP") based delivery applications. Technologies of NS8 Corporation harness the Internet's powerful network and delivery capabilities without excessive broadband, resident memory consumption or hardware limitations.

     CMC, a British Columbia, Canada corporation, which was incorporated on June 18, 1999, conducts all proprietary technology research and development activities for NS8CORP. CGMI, a Washington corporation, which was incorporated on March 15, 2000, is engaged in the marketing, licensing and commercialization of the products and technology of CMC.

     NS8CORP views its products as highly adaptable for personal consumer or sophisticated commercial networks applications. NS8CORP is currently developing several commercial applications for its products. Having successfully deployed patent pending technologies within the non-resident software and security solution space, the Company began addressing three growing problems: (1) the protection of digital information (content) as its delivered through the Internet; (2) the revenue and value retention of the digital information to its owner; and (3) the simplicity of viewing the digital information by the average consumer without significant technological experience.

     The architecture (the plan and design of the software components and systems) was created to enable users to experience the use and feel of actual software through a normal high-speed internet connection without the need to download or install any software on a regular computer system. This architecture allows for a variety of functions such as on-demand, interactive and collaboration features with multiple simultaneous users' world wide. The architecture also allows users to deliver video, audio and images in a secured on-demand manner while providing video and audio to the recipient of the content through simple high-speed internet connections.

     As part of the implementation of our business plan, NS8CORP is currently entering into a series of strategic commercial alliances that will enable the company to commercially deploy its technology with an expectation of maximum return and cost efficiency. The Company anticipates that the terms of these commercial arrangements with some of the participating parties will be completed before the end of its second quarter 2004. In February 2004, NS8CORP appointed Dr. Thomas J. Routt as its new Co-Chief Architect, President and Director to help guide these efforts. In March 2004, NS8CORP appointed Marc Strauch, as its Chief Marketing Officer, to direct and implement the Company's new marketing plan.

OUR  PRODUCTS  AND  TECHNOLOGIES

NS8CORP's  principal  technologies  are:

NS8(TM) (Nonresident Software) a unique server-based software architecture that allows media-rich content and data delivery with significantly greater efficiency and security.

SPI(TM) (Security Protocol Integration) an embedded security format ensuring that intellectual property rights, licences, permissions and assigned business rules reside within the digital content on a generational basis.

     NS8CORP has launched two online management platforms. The first platform is Reelindie Global Network ("RGN"), an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry (film, television, music, fashion and advertising). The system includes a suite of secured online services and applications designed to manage and coordinate project planning and execution, human resources, production supply chains, promotions and communications. The second platform is Kaozz Entertainment Network ("KAOZZ"), an online distribution and communication platform for the secure commercialization of digital content and intellectual property (music, film, video and software).

     NS8CORP has also architected several 'content on demand' networks using its proprietary non-resident software technologies that can be accessed through PC or Apple computers via the Internet. These network portals are being developed to offer consumers a navigation friendly interactive service to purchase and view content on their computers or televisions.

Our  Principal  Business  Advantages:

     NS8 technologies can easily be customized and deployed to streaming server systems at relatively lower costs than most installed software applications that facilitate content on demand.

     NS8-SPI technologies are flexible and can adapt to any existing hardware infrastructure or head-end for easy programming distribution. NS8-SPI security system provides instant revenue retention and dynamic business rules to new digital assets distributed over internet based systems.

     NS8 digital distribution networks (DDN (TM)) is capable of managing content aggregation and on-the-fly digitization cost efficiently and with higher reliability than satellite based broadcasting

     NS8-SPI DDN (TM) networks create new service paradigms with respect to on demand viewing and custom consumer programming and provides new revenue opportunities to any participating DDN broadcast partner.


PROPRIETARY  TECHNOLOGIES

NS8CORP currently has filed two US patent applications and one Patent Cooperation Treaty (PCT) application with the United States Patent and Trademark Office. These patent applications include all the patent pending technologies that were originally part of a previously disclosed provisional patent application, with the addition of several new developments within the areas of:

1.     Non-resident  software  systems;
2.     Automated  coding  architecture;
3. Digital media formatting, filtering, conversion and distribution technologies;
4. Encrypted signatures, processing, sampling, royalty and encoding methods; and
5.     Secure  communications  and  collaboration  systems.

     NS8CORP has filed for two US patent applications and one Patent Cooperation Treaty (PCT) application with the United States Patent and Trademark Office, none of which have been granted, or rejected, at this time. All of these patent applications have been assigned to CGMI.

TRADEMARKS

     NS8CORP filed a trademark application for the trademark "Canonline" with the Canadian Trademark Office on June 18, 2003. The Company is currently pursuing the filing of other trademarks with the United States Patent and Trademark Office in relation to the development of its products and marketing initiatives.

INSURANCE

     NS8CORP intends to obtain property and general liability insurance, directors and officers liability insurance, intellectual property rights insurance, and other insurance coverage in amounts deemed adequate and affordable by management in the future. There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that liability insurance will be available at a reasonable cost or that we will be able to maintain adequate levels of liability insurance in the future.

EMPLOYEES

     As of December 31, 2003, we had thirty six (36) full-time employees, consisting of Operations, Marketing, Engineering, Design and Member Services. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

     Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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


WE  HAVE  HAD  NO  PROFITS  AND  INSIGNIFICANT  REVENUES  SINCE  INCEPTION.

     We are a development stage company and have had no profits and insignificant revenues since commencement of operations in March, 2000.


SEVERANCE PAYMENTS ARE DUE TO TOP EXECUTIVE OFFICERS IF ANY OF THEM ARE TERMINATED WITHOUT CAUSE.

     The top five NS8CORP executive officers have severance payment clauses in their employment agreements that total in the aggregate $1,995,000 for all five executive officers. These severance payments range from $330,000 to $450,000 per executive officer. These severance payments would be due if these executive officers were terminated without cause. These executive officers' employment agreements do not have termination dates. Payment of these severance payments would have a material negative effect on NS8CORP's ability to operate and may make it difficult to remove these executive officers without cause.


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

     Our success depends upon our proprietary technology. We rely on a combination of patent pending, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. To date we have filed two US patent applications and one Patent Cooperation Treaty (PCT) application with the United States Patent and Trademark Office, and one trademark application with the Canadian Trademark Office, none of which have been granted or rejected. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not be granted or provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or develop similar technology independently. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.


WE  NEED  TO  ESTABLISH  AND  MAINTAIN  STRATEGIC  AND LICENSING RELATIONSHIPS.

     NS8CORP's success will depend in part upon its ability to establish and maintain licensing relationships with companies in related business fields, including but not limited to communications companies, owners of digital media content, DVD authoring facilities and replicators, consumer electronics hardware manufacturers, and CD-ROM mastering facilities and replicators. NS8CORP believes that these relationships are needed to allow NS8CORP access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by such other companies are not within NS8CORP's control. There can be no assurance that NS8CORP will be able to maintain its existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that NS8CORP's reliance on others will not result in unforeseen problems. There can be no assurance that NS8CORP's potential licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including with NS8CORP's competitors. The failure of any of NS8CORP's current or future collaboration efforts would have a material adverse effect on NS8CORP's ability to introduce new products or applications and therefore would have a material adverse effect on NS8CORP's business, financial condition and results of operations.


WE  FACE  INTENSE  COMPETITION  FROM  BETTER  FUNDED  COMPANIES.

     We face intense competition from better funded companies in the fields of Internet software services, digital security and asset management, and media distribution. NS8CORP expects that competition will continue to intensify. Our competitors may develop products or services that are superior or have greater market acceptance than that of NS8CORP. If we are unable to compete successfully against our competitors our business and financial condition will be adversely affected.


BREACH  OF  CUSTOMER  CONFIDENTIAL  INFORMATION.

     Any breach of security relating to confidential information of customers could result in legal liability for NS8CORP and a reduction in customer's use or total cancellation of their participation could materially harm its business. It is anticipated that we will receive highly confidential information from customers that will be stored in our internal or third party computer systems. NS8CORP anticipates that it will possess sensitive customer information or data for storage as part of our services, which could be valuable to competitors or other similar companies if misappropriated or accessed. NS8CORP enters into comprehensive customer services and confidentiality agreements with all expected customers. NS8CORP's security procedures and protocols to protect the customer against the risk of inadvertent disclosure or intentional breach of security might fail, thereby exposing customers to the risk of disclosure of their confidential information.


GOVERNMENT  REGULATIONS.

     The laws and regulations that govern the business of NS8CORP with respect to e-commerce and online content and data distribution are rapidly changing. The United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to the business of NS8CORP include privacy laws, proposed encryption laws, content regulation and potential sales and tax laws. Due to this rapidly evolving and uncertain regulatory environment, NS8CORP cannot predict how such proposed or contemplated laws and regulations might affect its business. In addition, these uncertainties will make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm the overall growth of NS8CORP by subjecting its business to liability or forcing its business to change its method of conducting and distributing its primary online services and product technologies.

GOING  CONCERN  QUALIFICATION

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the years ended December 31, 2003 and 2002 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     NS8CORP's main office is located in Seattle, Washington. Our research and development activities and some administrative functions are located in Vancouver, British Columbia, Canada. We also have offices in Edina, Minnesota. NS8CORP does not own any real property. The following table presents certain information about our leased properties:

Location                             Square             Use          Lease           Lease
                                      Feet                           Terms      Expiration Date
601 Union Street . . . . . . .          200       Administrative   Lease,      January 12, 2005
Suite 4200 . . . . . . . . . .                    Offices          $2,006 per
Seattle, Washington 98101. . .                                     month

22525 SE 64th Place, Suite 210          300       Administrative   Lease,      April 30, 2004
Issaquah, WA . . . . . . . . .                    Offices          $1,575 per
98027                                                              month

1311 Howe Street, Suite 700. .        3,525       Research and     Lease,      November 30, 2004
Vancouver, B.C. Canada . . . .                    development and  $ 8,455.10
                                                  administrative   per month,
                                                  offices          Canadian
                                                                   Dollars

1311 Howe Street, Suite 603. .        1,380       Research and     Lease,      March 31, 2005
Vancouver, B.C. Canada . . . .                    development and  $3,015 per
                                                  administrative   month,
                                                  offices          Canadian
                                                                   Dollars

Location                             Square             Use          Lease           Lease
                                      Feet                           Terms      Expiration Date
1311 Howe Street, Suite 500. .          900       Research and     Lease,      February 28, 2005
Vancouver, B.C.. . . . . . . .                    development and  $2,017 per
Canada . . . . . . . . . . . .                    administrative   month,
                                                  Offices          Canadian
                                                                   Dollars

HQ Global. . . . . . . . . . .          100,      Administrative   Lease,      May 30, 2004
Workplaces . . . . . . . . . .    plus confe-     Offices          $  150 per
7701 France Avenue, S.,. . . .    rence room as                    month
Suite 200. . . . . . . . . . .    needed
Edina, Minnesota 55435

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

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Company's common stock began trading on the NASD Over-the Counter Bulletin Board ("OTCBB") on June 7, 2002 under the symbol "DLVN". Prior to June 7, 2002, there was no public trading market on which our common stock was traded. On December 22, 2003, the Company's symbol changed to "NSEO" in connection with our name change from Delivery Now Corp. to NS8 Corporation. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year  Ending  December  31,  2002          High  Bid     Low  Bid

First  quarter                               None          None

Second  quarter                              None          None

Third  quarter                               $.09          $.05

Fourth  quarter                              $.09          $.05

Year  Ending  December  31,  2003          High  Bid     Low  Bid

First  quarter                               $.05          $.05

Second  quarter                              $.10          $.05

Third  quarter                               $.10          $.10

Fourth  quarter                              $1.70         $.10

     Our  common  stock  had a 10 for 1 forward stock split on October 24, 2003.

     On  March  1,  2004,  the closing bid price for our common stock was $1.21.

HOLDERS

     There are approximately one hundred eighty-six (186) record holders of common equity as of March 1, 2004.

OPTIONS  AND  WARRANTS

     There are a total 21,011,702 outstanding options and warrants to purchase common equity of NS8CORP as of March 1, 2004.

EQUITY  COMPENSATION  PLANS

     On  February  4, 2004 the Company adopted the 2004 NS8 Corporation Employee
Stock  Option  Plan.   The  Company  does not have any other equity compensation
plans  as  of  the  date  of  this  Report.

SHARES  ELIGIBLE  FOR  FUTURE  SALE

     We have outstanding 88,253,680 shares of our common stock. Of these shares, 15,250,000 shares are unrestricted and held by non-affiliates, and are freely tradable without restriction under the Securities Act. Non-affiliates currently hold 27,329,465 shares of our restricted common stock and affiliates hold 45,674,215 shares of our restricted common stock. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of one percent (1%) of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

DIVIDENDS

     As of the date hereof, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

PLAN  OF  OPERATIONS

     NS8CORP commenced its technology research and development business on June 19, 1999 through its subsidiary, CMC. NS8CORP is a development stage company and has not realized any significant revenues to date.

     Our plan of operations is to continue the research and development of our proprietary programming architecture (the "architecture") as a technical foundation for the software, technology solutions and development processes that we have already developed to various degrees and continue our research and development activities to further facilitate the development and implementation of various commercial applications.

     In anticipation of furthering our business plan, NS8CORP is currently completing a series of commercial alliances that will enable the Company to commercially deploy with maximum return expectation and cost efficiency. The Company anticipates completing terms with several of the participating parties before the end of its second quarter 2004. In February 2004 we hired Thomas J. Routt as our new Co-Chief Architect, President and Director to help guide these efforts. In March 2004, we hired Marc Strauch, our Chief Marketing Officer, to implement our new Marketing plan.

     We do not expect to sell any of our property or equipment in the next twelve months. We do not expect to purchase any real property in the next twelve months. During the next twelve months we expect to purchase certain equipment for laboratory integration, testing and deployment of our technologies into marketing and commercialization initiatives.

     We expect to increase the number of our employees during the next twelve months in order to support the anticipated growth of our operations.

RESULTS  OF  OPERATIONS

     Research and development expenses for the year ended December 31, 2003, increased to $1,382,000 from $95,723 during the year ended December 31, 2002. This increase can be attributed to purchases of equipment and hiring additional staff for research and development activities. In 2003, the Company employed an average of 16 employees for research and development, compared to three employees in 2002. The Company hired additional staff to facilitate the continuing development of our core technologies along with the launch of two product platforms in 2003: Reelindie Global Network and Kaozz Entertainment Network. The total research and development expense incurred during the 2003 fiscal year represents approximately 36% of the Company's total operating expenditures. The majority of these funds were utilized for the compensation of research and development personnel and $116,261 of this amount was spent on equipment relating to research and development activities.

     General and administrative expenses for the year ended December 31, 2003, increased to $2,518,058 from $825,804 during the year ended December 31, 2002. The increase resulted from hiring additional staff in each of the following areas: Executives, Operations, Customer Service, Sales and Marketing. In 2003, the Company employed an average of 14 employees for general and administrative activities, compared to four employees in 2002. Several of the staff hired in 2003 are officers or hold senior positions within the organization; therefore, they are compensated at a higher level than the average employee. As the overall staffing levels grew, the Company had to expand its offices to accommodate the additional employees. In 2002, the Company's offices occupied approximately 624 square feet, compared to 6,405 square feet in 2003. The general operating expenses for the Company's operations also increased as a result of the expansion. During the year, the Company began to market Reelindie Global Network and Kaozz Entertainment Network, resulting in significant expenses for advertising and promotional activities. Travel expenditures for Company executives increased during 2003 as additional financing was sought after to sustain the Company's operations. The fees paid in 2003 for legal expenses were higher than the prior year due to work relating to patent and trademark filings, in addition to financings. The accounting expenses incurred in 2003 were higher than the previous year due to audit and public reporting obligations.

     The Company generated other income of $27,594 and $35,165 during the years ended December 31, 2003 and 2002. The income generated in each of the aforementioned years does not pertain to the research and development activities of the Company. Other income earned in 2002 was for consulting services rendered by one of the directors and other income generated in 2003 was for a special website development project.

     Interest expense for the year ended December 31, 2003 increased to $52,930 from $6,669 during the year ended December 31, 2002. The increase primarily relates to interest incurred on convertible debentures which were issued during 2003 and subsequently repaid during 2003.

     As a result of the foregoing, the Company incurred a net loss of $3,925,394 or $0.07 per share, during the year ended December 31, 2003, as compared to a net loss of $893,031, or $0.02 per share, during the year ended December 31, 2002. The Company incurred a loss from operations of $3,900,058 during the year ended December 31, 2003, as compared to a loss from operations of $921,527 during the year ended December 31, 2002.

     The Company has financed its research and development activities to date with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers and principal shareholders. The following table sets forth the amount of funds we received from these sources for the periods indicated:

                                           Year ended December 31, 2003  Year ended December 31, 2002
                                           ----------------------------  ----------------------------
Sale  of  common  stock                               $2,445,000                    $      0

Issuance  of  convertible  debentures                 $  600,000                    $      0

Loans  from  officers  and  principal  shareholders   $  400,000                    $363,775

Short  term  loans                                    $  225,000                    $      0

     The Company has suffered recurring losses from operations and has an accumulated deficit of $5,475,089 at December 31, 2003. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. During March 2004, the Company received additional financing through a promissory note with Turbo International, Inc. in the amount of $250,000. The Company's current cash on hand is projected to sustain operations until mid April 2004. Additional funding through the sale of securities or loans is expected to be obtained in April 2004; however, there is no assurance that the financing arrangements will be obtained. The Company's ability to meet operating and capital requirements is dependent upon financing from external sources, and the ability to generate revenues from the core technologies developed. There can be no assurance that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current resources available to the Company. In addition, if the funds are not received in a timely manner the Company may be forced to curtail its operations.

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Rogoff & Co., P.C. was the independent certifying accountant for Delivery Now Corp. for the fiscal years ended September 30, 2002 and 2003. Our acquisition of CanOnline Global Media, Inc. on December 18, 2003, pursuant to the Merger is required to be accounted for as a reverse acquisition, with CanOnline Global Media, Inc. being treated as the acquiring company. The fiscal year of CanOnline Global Media, Inc., which is for years ending December 31, became NS8CORP's fiscal year as of December 18, 2003.

     On January 14, 2004, Rogoff & Co., P.C. declined to stand for reappointment as the Company's certifying accountant. We subsequently engaged Singer Lewak Greenbaum & Goldstein, LLP, 10960 Wilshire Boulevard, Suite 1100, Los Angeles, Ca. 90024 as our certifying accountant for the fiscal year ending December 31, 2003. Singer Lewak Greenbaum & Goldstein, LLP had been the certifying accountant for Canonline Global Media, Inc. prior to the Merger. The appointment of Singer Lewak Greenbaum & Goldstein, LLP was approved by our board of directors.

     The reports of Rogoff & Co., P.C. on Delivery Now Corp.'s financial statements for the fiscal years ended September 30, 2002 and 2003, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with the audits of the fiscal years ended September 30, 2002 and 2003 and during the subsequent interim period preceding its declination, there were no disagreements between the Company and Rogoff & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rogoff & Co., P.C. to make reference to the subject matter of the disagreement in connection with its reports.

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

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Our executive officers, directors and key employees, their positions and their ages are as follows:

Executive  Officers,     Age  Position
Directors  and  Key
Employees

Peter  A.  Hogendoorn     48  CEO  and  Director
Anthony Alda              35  Chairman of the Board of Directors, and Chief
                              Technology Architect
Thomas  J.  Routt         52  President,  Co-Chief  Architect  and  Director
Marc Strauch              49  Chief Marketing Officer, World Wide Business
                              Development
Leslie  J.  Ames          54  Senior  Vice President, Legal Affairs, Secretary
                              and Director
Zubin  Balsara            33  Chief  Technology  Officer
Brent  R.  Bysouth        31  Chief  Software  Architect  and  Director
Ricardo  Rosado           36  Chief Financial Officer, Chief Operations Officer
                              and Director
Kerri  Hayden             27  Controller
Melanie  Thomson          27  Director  of  Operations  and  Human  Resources
Martin  L.  Calvert       41  Director

Michael  W.  Waage        55  Senior Vice President of Global Sales and Business
                              Development, and  Director
Robin  Esrock             29  Business  Development  Executive
Nicole  Kranjc            34  Director  of  Member  Services
Carla  Ullrich            26  Vice  President,  Project  Development
Clayton  Bell             25  Chief  Development  Engineer

EXECUTIVE  OFFICERS  AND  DIRECTORS

Pursuant to the terms of the Merger Agreement, effective on December 18, 2003 the directors and senior officers of CGMI became the directors and senior officers of NS8CORP.

Mr. Hogendoorn has served as our CEO since 2003, and as a director since January, 2003. From 2003 until January 29, 2004, he also served as our President. From 1993 to 2003, Mr. Hogendoorn has been a president of his own management consulting firm, a British Columbia, Canada corporation, specializing in early stage financing, capital structuring and capital market strategies. Mr. Hogendoorn's role with NS8CORP is full-time and his role with his consulting firm is part-time. Also, from September 1998 to January 2003, Mr. Hogendoorn handled corporate communications and market relations for LML Payment Systems, Inc., a payment systems provider.

Mr. Alda is a co-founder of NS8CORP. Mr. Alda has served as Co-Chief Architect and Chairman of the Board of Directors since 2002. From 2001 to 2002, Mr. Alda served as CanOnline Global Media, Inc.'s Chief Operations Officer and Chief Software Architect. From 2000 to 2001 Mr. Alda served as CanOnline Global Media, Inc.'s Chairman of the Advisory Board and Product Designer. Mr. Alda duties include product research and development and technology architecture in the areas of non-resident software applications, communications, data management, digital video and content security management. From 2002 to present, Mr. Alda has served full-time as Chief of Product Development for our subsidiary CanOnline Media Corporation. He is the principal technology architect of: the Reelindie Global Network (RGN) which launched in June 2003; the Security Protocol Integration (SPI) (digital content security systems) which launched in September 2003; the NS8 (Non-Resident Software) systems designed in July 2002; the Morpheus Video on Demand streaming systems prototyped in November 2002; and the Kaozz Entertainment distribution Network designed in May 2003 and launched in November of 2003. Mr. Alda's contributions are directly responsible for technological design and engineering that are included in the patent applications filed by the Company. From 1994 to 1999, Mr. Alda managed his own management consulting firm, AJ Alda & Associates, Inc., where he provided services in the areas of management buyouts, restructuring (turn-around), and start-up business management. In 1999, Mr. Alda and AJ Alda & Associates, Inc. filed for bankruptcy in Vancouver, British Columbia, Canada. AJ Alda &
Associates, Inc. was dissolved under trustee on June 11, 2001. Mr. Alda's personal bankruptcy is awaiting final discharge proceedings pursuant to the Bankruptcy Act of Canada.

Dr. Routt has served as our President, Co-Chief Architect and director since January 29, 2004. From January 1990 through January 2004, Dr. Routt served as President of Vedacom(R) Corporation. Vedacom Corporation provides Fortune 1000 and Global 2000 enterprises with network application architecture and design solutions. Dr Routt's areas of professional expertise include information security, broadband and wireless architecture/design, network relational database, optical networking, and quantum computing. Dr Routt's clients have included IBM, Sony Electronics, ABC/Disney, Bay Networks (Nortel Networks), VoiceStream Wireless (now T-Mobile), Attachmate, Chemical Bank, CRA Australia, Merrill-Lynch, Price Waterhouse, National Australia Bank, Australia New Zealand Bank, National Australia Bank, Westpac Bank, Telecom Telstra, Panama Canal Commission, United Rentals, Swissair, Singapore Airlines, Qantek, which have invested greater than US$1 billion on his recommended network application architectures, designs and product development. He has published over 80 papers in computer network architecture, security, and broadband networking within several technical journals and trade publications. Dr. Routt received a BS in environmental science from Western Washington University in 1973, an MBA in Information Systems from Southern Illinois University in 1982 and a PhD in Computer Science from Maharishi European Research University (MERU) Seelisberg, Switzerland with Dissertation focused in Quantum Computing, in 2002.

Mr. Strauch has served as our Chief Marketing Officer since March 2004. Prior to his employment by NS8Corp, Mr. Strauch was a prime contractor to Microsoft Corporation for the last four years as part of the Microsoft Vendor Program. Mr Strauch has done work in most Microsoft product groups including deliverables produced for the launches of Windows Server 2000, Windows Server 2003, Windows Small Business Server 2003, Windows 2000 Professional, Windows XP Professional, Windows XP Tablet PC Edition, Office 2000, Office XP, and Office 2003. Prior to being a vendor through the Microsoft Vendor Program, Mr. Strauch spent four years working in various Microsoft product groups creating a range of marketing communication collateral. Mr. Strauch has produced business value, strategic marketing, and tactical communications deliverables for other Fortune 500 high technology companies including Compaq, Dell, and Quantum, as well as numerous start-up and mid-market technology companies. Mr. Strauch has spent nearly 13 years in the marketing and business development of technology products. Mr. Strauch has spent an additional 7 years in consumer product marketing working with major advertising agencies such as Young and Rubicam, Leo Burnett, Ogilvy and Mather, McCann Erickson, and others on accounts for Fortune 500 companies. Mr. Strauch earned a Master of Urban Planning degree from the City University of New York. Mr. Strauch also earned a B.S. in Environmental Science and Public Policy from the State University of New York, and a B.A. in Economic Geography from the State University of New York.

Mr. Ames has served as Senior Vice President, Legal Affairs, Secretary and a Director of NS8 Canonline Global Media, Inc since inception in March 2000, and continues to perform these duties for NS8CORP. Mr. Ames has also been General Counsel and Secretary of NS8CORP's wholly owned subsidiary, CanOnline Media
Corporation. In 1995, Mr. Ames established Leslie J. Ames Law Corporation and has served as its President since that date. Mr. Ames devotes a minimal amount of time to his private law practice. From 1989 to 1995, Mr. Ames was a partner of the Vancouver law firm of Liddle, Burns & Ames, Barristers & Solicitors. Mr. Ames graduated from the University of British Columbia with a Bachelor of Arts Degree (BA) in May 1971 and received a Bachelor of Law Degree (LLB) from the University of British Columbia in May 1978. He was called to the Bar of British Columbia as a Barrister and Solicitor in 1979.

Mr. Balsara has served as Chief Technology Officer since January, 2003. From September, 2002 until January, 2003, Mr. Balsara served as Chief Software Engineer and from June 2002 to September 2002, he served as Senior Software Developer for NS8CORP's wholly owned subsidiary CanOnline Media Corporation. Mr. Balsara's duties include database and co-architectural design, internet programming, network structuring, wireless application integration and the implementation and management of all technological projects of NS8CORP. From January to April, 2002, Mr. Balsara served as Senior Software Developer with

UBVideo, Inc., a video engineering company. From 1998 to 1999, Mr. Balsara served as Senior Software Developer with Cinax Designs, Inc., also a video engineering company. From 1993 to 1998 Mr. Balsara ran his own company, Unicorn Computer Consultancy in Bombay, India, where he provided computer system analysis and software development services. Mr. Balsara holds a Bachelor of Science, Electronics and Computer Science from the Datamatics Institute in Bombay, India.

Mr. Bysouth is a co-founder of NS8CORP. Mr. Bysouth has served as Chief Software Architect since November 2003 and has served as Director since inception in March, 2000. From 2000 to January 2003, Mr. Bysouth was President and Chief Executive Officer of Canonline Global Media, Inc. From February 1998 to September 1998, Mr. Bysouth served as a consultant and a software framework architect for The Loewen Group Inc., a cemetery and funeral home services provider. From October 1998 to June 1999, Mr. Bysouth was a subcontractor of Global Village Consulting Inc., a software development consulting firm specializing in object-oriented architecture and development. From February 1996 to February 1998, Mr. Bysouth served as a senior programmer analyst with GE Capital (Information Technology Development division, formerly Aardvark Consulting Ltd.) with consulting roles with clients such as VanCity Credit Union and The Loewen Group Inc. From May 1994 to September 1995, Mr. Bysouth worked as a programmer in the information technology department of Chevron Canada Ltd., the Canadian subsidiary of the Chevron Corporation.

Mr. Rosado has served as our Chief Financial Officer and Chief Operations Officer since November, 2003, and as a Director since April, 2001. Mr. Rosado is also a co-founder of NS8CORP. From October 2002 to November 2003, Mr. Rosado served as Chief Compliance Officer, and during that time managed Canonline Global Media, Inc.'s intellectual properties and project development. Mr. Rosado has served as Director of Product Design and Market Development, from November 2000 to September 2002 of NS8CORP's subsidiary, Canonline Media Corporation. From 1994 to 1998, Mr. Rosado served as Head of Multimedia Development with Videocomunicacion y Servicios SCP, a multimedia production company in southeastern of Mexico. Mr. Rosado was also a co-founder of Videocomunicacion y Servicios SCP. From 1994 to 1998, Mr. Rosado also was an instructor and lecturer in communication and digital media-related courses at the University of Mayab in Merida, Mexico, and at the University of British Columbia from 2000 to 2002. Mr. Rosado received a Bachelor of Arts in Communications Science from the University of Mayab in Merida, Yucatan, Mexico in 1991. Mr. Rosado received a Master's degree in Strategic Marketing from the University of Mayab/Anahuac in 1996. Mr. Rosado is currently a part-time Ph.D. Candidate at the University of British Columbia.

Ms. Hayden has served as the Controller of NS8CORP since September 2003. From June 2003 to September 2003, Ms. Hayden held the position of Senior Operations Control for NS8 Canonline Global Media, Inc. From March 2003 to June 2003, Ms. Hayden was the Senior Accountant for Canonline Global Media, Inc. From April 1999 to March 2003, Ms. Hayden was an accountant for RLG International, a management consulting company located in Vancouver, British Columbia. Ms. Hayden earned a Bachelor of Technology in Accounting and a Diploma in Financial Management from the British Columbia Institute of Technology in Burnaby, British Columbia in January 2003, and June 1998 respectively.

Ms. Thomson has been the Director of Operations and Human Resources for Canonline Global Media, Inc. since March 2003, and continues to perform these duties for NS8CORP. From December 2002 to March 2003, Ms. Thomson held the position of Operations and Human Resources Manager. Ms. Thomson is responsible for the organization and management of administrative and human resources activities of NS8CORP and its subsidiaries. Ms. Thomson also ensures that all operational requirements and development schedules are coordinated with the Chief Operations Officer on a timely basis. From August 2000 to January 2002, Ms. Thomson worked with a start up technology company, the Novus Telecom Group, Inc., as a Legal and Human Resources Assistant. From January - August 2000 she worked as an Administrative Assistant for Fraser Milner Casgrain, a corporate law firm in Vancouver. Ms. Thomson is currently an active member of HRMA, (British Columbia Human Resources Management Association). Ms. Thomson completed a Human Resource Management Certificate at the British Columbia Institute of Technology, (BCIT) in December 2002.

Mr. Calvert has been a director of CanOnline Global Media, Inc since 2002, and currently NS8CORP. In 1990, Mr. Calvert joined RBC Dain Rauscher, Investment Banking & Services and currently holds the position of First Vice President, Investment Officer in the RBC Dain Rauscher Seattle, Washington office. Mr. Calvert has a Bachelor of Science Degree in finance and a minor in computers from the University of Montana, Montana Tech Campus, 1988.

Mr. Waage has been a director of CanOnline Global Media, Inc. since March, 2000, and currently NS8CORP. Since June, 2003, Mr. Waage served as Senior Vice President of Global Sales and Corporate Development with respect to government, homeland security and military related project opportunities. From 1995 to 2000, Mr. Waage was the president and sole proprietor of Waage Associates, which provided consulting services in areas of mergers, acquisitions and turn-arounds and management consulting. From 1987 to 1994, Mr. Waage held a senior business development position with Honeywell where he managed a systems and research department that provided services to the United States Department of Defense. From 1970 to 1995, Mr. Waage served in the United States Air Force. He was on active duty from 1970 to 1975 where he served as an instructor pilot and instructional program developer. From 1975 to 1984, Mr. Waage served in the Air National Guard as a fighter pilot and was awarded the senior command pilot rating. From 1984 to 1995, Mr. Waage served with the Air Force Reserve as a senior executive staff officer and was awarded the Distinguished Meritorious Service Award in 1991. He retired from the United States Air Force in 1995 as a Lieutenant Colonel. Mr. Waage received a Bachelor of Science degree in Mathematics & Physics from Evangel University in 1970.

KEY  EMPLOYEES

Mr. Esrock has served as Business Development Executive since February 2004. Mr Esrock served as Director of Kaozz Entertainment Network, an operating division of NS8CORP, from November, 2003 to January, 2004. Mr. Esrock served as Director of Business Development from September, 2003 to November, 2003. From April,

2001 to September, 2003, Mr. Esrock handled new media, intellectual property and artist development tasks with SL Feldman & Associates, a Canadian based talent agency. From May, 2000 to February, 2001, Mr. Esrock operated Popnuvo, an online music distribution venture, which he co-founded. From November, 1998 to April, 2000, Mr. Esrock worked as an independent contractor, doing web site development, for several companies. Mr. Esrock received a Bachelor of Arts degree in Journalism and Media Studies from Rhodes University, in South Africa in 1995.

Ms. Kranjc has served as our Director of Member Services since June, 2002. Ms. Kranjc is currently responsible for the management of all member related activities and services of two of NS8CORP's operating online platforms, the Reelindie Global Networks and Kaozz Entertainment Group. From 1999 to 2001, Ms. Kranjc served as a campaign assistant with Thunder Bay Regional Hospital Foundation. From 1995 to 1998, Ms. Kranjc served as administrative assistant with National Trust Company, a commercial bank based in Toronto, Canada. Ms. Kranjc earned a diploma in Multimedia Production from Confederation College in Ontario, Canada, in 2002.

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

Mr. Bell has served as our Chief Development Engineer since October, 2003. From October, 2002 to October 2003, Mr. Bell served as Senior Program Engineer for NS8CORP. Mr. Bell is responsible for implementing project engineering specifications and manages a support development team to ensure commercial deployment of projects. From 1999 to 2002, Mr. Bell founded and operated Creative Flow Interactive Media, a provider of online gaming development and Internet applications. From March, 1999 to September 1999, Mr. Bell was a technical support representative for Crystal Decisions, a provider of database supporting software. Mr. Bell attended CDI College of Business and Technology, in Burnaby, Canada, from 1998 to 1999, where he studied computer programming.

16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2003.

CODE  OF  ETHICS  DISCLOSURE  COMPLIANCE

     Due to the scope of our current operations, as of December 31, 2003, we had not adopted a Code of Ethics for financial executives, which include our Company's principal executive officer, principal financial officer or persons performing similar functions. We have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning the compensation paid to Peter Hogendoorn, our CEO, and the four other most highly compensated executive officers who were paid or accrued at least $100,000 during the periods described below:

                                                                                    Long Term Compensation

                                     Annual Compensation                           Awards           Payouts

                                                                   Restricted    Securities
Name & Principal Position                           Other Annual      Stock      Underlying      LTIP      All other
                            Year  Salary    Bonus   Compensation     Awards     Options/SARs   Payouts   Compensations
                                    ($)      ($)         ($)           ($)           (#)         ($)          ($)
Peter  Hogendoorn,          2003  191,964        0              0            0      1,000,000         0               0
  President & CEO           2002        0        0              0            0              0         0               0
                            2001        0        0              0            0              0         0               0

Anthony  Alda,              2003  222,718        0              0            0      7,720,000(2)      0               0
  Chairman of the Board of  2002  154,958        0              0            0              0         0               0
  Directors                 2001        -        -              -            -              -         -               -

Leslie J. Ames,             2003  200,413        0              0            0      1,250,000         0               0
  Senior Vice President     2002  102,500        0              0            0              0         0               0
  Legal Affairs and         2001        -        -              -            -              -         -               -
  Secretary

Brent  Bysouth,             2003  179,362        0              0            0      1,150,000(2)      0               0
  Chief  Software           2002  201,309        0              0            0              0         0               0
  Architect (1)             2001  106,746        0              0            0              0         0               0

Ricardo  Rosado,            2003  168,643        0              0            0      1,050,000         0               0
  Chief  Financial Officer  2002        -        -              -            -              -         -               -
  and Chief Operations      2001        -        -              -            -              -         -               -
  Officer

     (1) Includes amounts paid to Mr. Bysouth's wholly owned company, Phoenix Management Consulting Group, Inc.
     (2) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") holds options to purchase 1,750,000 shares, of the Company. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

STOCK  OPTION  PLANS

     2001  Stock  Option  Plan

     We adopted our 2001 stock option plan on June 29, 2001. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

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

2004  Stock  Option  Plan

     We adopted our 2004 stock option plan on February 4, 2004. The Plan provides for the grant of "nonstatutory stock options." The total number of shares of common stock reserved for issuance under the plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. We have granted the following options to acquire shares to certain employees pursuant to the Plan:

-     1,100,000  shares  at  an  exercise  price  of  $1.25  per  share

-     125,000  shares  at  an  exercise  price  of  $1.55  per  share

-     1,500,000  shares  at  an  exercise  price  of  $1.40  per  share

-     2,000,000  shares  at  an  exercise  price  of  $1.33  per  share+



OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     The following table sets forth information concerning stock options granted to each of the executives named in the summary compensation table for the fiscal year ending December 31, 2003:

Name              Number of Shares   Percentage of Total of   Exercise Price   Expiration Date
                     Underlying        Options Granted to        Per Share
                   Options Granted      Employees During
                     Fiscal Year
Peter Hogendoorn         1,000,000                 6.7%  $          .035      Feb. 21, 2008
Anthony Alda . .         7,720,000(1)             51.9%  $          .035      Feb. 21, 2008
Leslie J. Ames .         1,250,000                 8.4%  $          .035      Feb. 21, 2008
Brent Bysouth. .         1,150,000(1)              7.7%  $          .035      Feb. 21, 2008
Ricardo Rosado .         1,050,000                 7.1%  $          .035      Feb. 21, 2008

(1) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") holds options to purchase 1,750,000 shares, of the Company. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

OPTIONS  EXERCISED  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END  OPTION VALUES

Name              Shares                 Number of Shares Underlying  Value of Unexercised In-the-
                  Acquired on  Value     Unexercised  Options  at     Money  Options  at
                  Exercise     Realized  Fiscal  Year-End             Fiscal  Year-End  (1)
                   *    *                Exercisable   Unexercisable  Exercisable   Unexercisable
                  -----------  --------  ------------  -------------  ------------  -------------
Peter Hogendoorn           -         -     1,000,000              -   $  1,175,000             -
Anthony Alda . .           -         -     7,720,000(2)           -   $  9,071,000             -
Leslie J. Ames .           -         -     1,250,000              -   $  1,468,750             -
Brent Bysouth. .           -         -     1,150,000(2)           -   $  1,351,250             -
Ricardo Rosado .           -         -     1,050,000              -   $  1,233,750             -

(1) Based on the March 1, 2004, closing bid price for our common stock of $1.21 per share.

(2) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") holds options to purchase 1,750,000 shares, of the Company. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

DIRECTOR'S  COMPENSATION  AND  COMMITTEES

     We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

     We  do  not  have  an  audit  committee.

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

EMPLOYMENT  AGREEMENTS  WITH  EXECUTIVE  OFFICERS

     NS8CORP has executed employment agreements with its top five executive officers. Below is a summary of the major terms of these employment agreements.

     Peter Hogendoorn, CEO and Director, signed an employment agreement with NS8CORP on January 15, 2003. The Agreement does not have a termination date. The major terms are as follows: base salary $150,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $450,000.

     Anthony J. Alda, Co-Chief Architect and Chairman of the Board of Directors, signed an employment agreement with NS8CORP on May 24, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $150,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $450,000.

     Thomas J. Routt, President, Co-Chief Architect and Director, signed an employment agreement with NS8CORP on January 29, 2004. The Agreement provides for a six moth probationary period during which Mr. Routt may be terminated without cause upon two weeks notice. Thereafter, the Agreement does not have a termination date. The major terms are as follows: base salary $180,000 per year; monthly car allowance and expense of approximately $600; and a termination for cause severance payment of one month of salary for each year of employment. Mr. Routt also received 2,000,000 shares of our common stock and a nonqualified stock option for 2,000,000 shares of our common stock with a five year term and an exercise price equal to market value on the date of grant. The shares and the option will be forfeited in the event that Mr. Routt is terminated for cause during the first year of employment.

     Brent Richard Bysouth, Chief Software Architect and Director, signed an employment agreement with NS8CORP on June 1, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $120,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $360,000.

     Leslie J. Ames, Senior Vice President, Legal Affairs, Secretary and Director, signed an employment agreement with NS8CORP on June 30, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $135,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $405,000.

     Ricardo Rosado, Chief Financial Officer, Chief Operating Officer and Director, signed an employment agreement with CanOnline on June 7, 2002. The Agreement does not have a termination date. The major terms are as follows: base salary $110,000 per year; monthly car allowance and expense of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary; and a termination without cause severance payment of 36 months of salary, which would currently be $330,000.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information known to us, as of March 1, 2004, relating to the beneficial ownership of common stock by:

- each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

-    each  of  our  named  executive  officers, directors and key employees; and

-    our  directors  and  executive  officers  as  a  group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is care of CanOnline Media Corporation, 200-1311 Howe Street, Vancouver, British Columbia, Canada.

Percentage ownership in the following table is based on 88,253,680 shares of common stock outstanding as of March 1, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 1, 2004 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

NAME                       BASIC OUTSTANDING  OPTIONS (UNEXERCISED)  GRANTS (UNVESTED)    TOTAL     PERCENT OF CLASS
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------

Brent Richard Bysouth (1)         11,903,105              1,150,000                  -  13,053,105              14.6%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Anthony J. Alda (2)                9,748,300              7,720,000                  -  17,468,300              18.2%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Martin L. Calvert(3) **            4,360,000              2,016,702                  -   6,376,702               7.1%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Peter Hogendoorn(4)                8,707,143              1,000,000                  -   9,707,143              10.9%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Leslie J. Ames (5)                 3,060,000              1,250,000                  -   4,310,000               4.8%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Thomas Routt**                     2,000,000              2,000,000                  -   4,000,000               4.4%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Ricardo Rosado                     2,545,667              1,050,000                  -   3,595,667               4.0%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Michael Waage                      1,350,000                700,000                  -   2,050,000               2.3%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Marc Strauch**                     2,000,000              1,500,000                  -   3,500,000               3.9%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Nicole Kranjc                        300,000                      -                  -     300,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Zubin Balsara                      1,000,000                      -                  -   1,000,000               1.1%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Carla Ullrich                        500,000                      -                  -     500,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Clayton Bell                         475,000                      -                  -     475,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Glen Gaupholm                        250,000                      -                  -     250,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Melanie Thomson                      425,000                      -                  -     425,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Kerri Hayden                         300,000                      -                  -     300,000                 *
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
David Aisenstat                    5,814,286                      -                  -   5,814,286               6.6%
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------
Total of all Executive            45,674,215             18,386,702                  -  64,060,917              60.1%
Officers and Directors
as a Group (9 persons)
-------------------------  -----------------  ---------------------  -----------------  ----------  -----------------

*  Less  than  1%.
** Address: NS8Corp, Two Union Square Center, 601 Union Street, Suite 4200, Seattle, WA 98101

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

(2) In addition to having voting control over 6,623,300 shares held by Phoenix, and the option to purchase 1,400,000 options held by Phoenix, Anthony J. Alda also has voting control over the following shares: 850,000 shares held by Anthony J. Alda in Trust for Brittany Billingsley; 525,000 shares held by Pat & Lutz Alda; 175,000 shares held by Tamara Billingsley; and 450,000 shares held by Euro Partners, Ltd. Mr. Alda also owns 1,125,000 shares of Registrant directly.

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

(5)  This  includes  2,760,000  shares  held  by Leslie J. Ames Law Corporation.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Transactions  with  Peter  Hogendoorn:

     On January 27, 2003, Peter Hogendoorn advanced CGMI $100,000 through a 7.25% convertible debenture, due on January 28, 2004. Mr. Hogendoorn elected to convert the debenture to 2,857,143 common shares in CGMI on October 24, 2003. The interest to be converted or paid on the debenture was nil, and the conversion price per share was $0.035.

     On February 7, 2003, Peter Hogendoorn demanded repayment of his loan which was advanced to CGMI on December 31, 2002 in the amount of $105,000. In Mr. Hogendoorn's demand for repayment, he agreed to accept 3,000,000 common shares of CGMI in full payment of said loan. Mr. Hogendoorn's election to convert the debt to shares was agreed to and accepted by the Board of Directors of CGMI.

Transactions  with  David  Aisenstat:

     On January 27, 2003, David Aisenstat advanced CGMI $100,000 through a 7.25% convertible debenture, due on January 28, 2004. Mr. Aisenstat elected to convert the debenture to 2,857,143 common shares in CGMI on October 24, 2003. The interest to be converted or paid on the debenture was nil, and the conversion price per share was $0.035.

     On February 8, 2003, David Aisenstat demanded repayment on two loans which were advanced to CGMI on October 30, 2002 and November 29, 2002 in the amount of $50,000 each. In Mr. Aisenstat's demand for repayment, he agreed to accept 2,857,143 common shares of CGMI in full payment of said loans. Mr. Aisenstat's election to convert the debt to shares was agreed to and accepted by the Board of Directors of CGMI.

     David Aisenstat loaned CGMI $100,000 on April 30, 2003, and $100,000 on May 27, 2003. Each loan is subject to 8% interest, and due on demand. On October
29, 2003, Mr. Aisenstat demanded repayment of $50,000. In Mr. Aisenstat's demand for repayment he agreed to accept 100,000 common shares of CGMI for the principle amount of $50,000. Mr. Aisenstat's election to convert the debt to shares was agreed to and accepted by the Board of Directors of CGMI. The balance of the two loans outstanding is $150,000 plus accrued interest.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(a) Exhibit
    Number     Description
    # 2.1      Agreement and Plan of Merger dated November 3, 2003 among Registrant,
               DLVN  Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.
    # 2.2      Correction  Agreement  dated  November  3,  2003 among Registrant, DLVN
               Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.
    # 2.3      Certificate  of  Merger  filed  with  Delaware  Secretary  of  State
    # 2.4      Certificate  of  Merger  filed  with  Washington  Secretary  of State
     *3.1      Certificate  of  Incorporation
     +3.2      Amendment  of  Certificate  of Incorporation-dated October 13, 2003
     +3.3      Amendment  of  Certificate of Incorporation-dated December 17, 2003
     *3.4      By-Laws
     *3.5      Amended  By-Laws
    *10.1      Stock  Option  Plan  of  2001
     10.2      Stock  Option  Plan  of  2004
     10.3      Employment  Agreement  of  Peter  Hogendoorn with Canonline Global Media Inc.
     10.4      Employment  Agreement  of  Ricardo  Rosado with Canonline Global Media Inc.
     10.5      Employment  Agreement  of  Anthony  Alda with Canonline Global Media Inc.
     10.6      Employment  Agreement  of  Leslie  J.  Ames with Canonline Global Media Inc.
     10.7      Employment  Agreement  of  Michael  W.  Waage with Canonline Global Media Inc.
     10.8      Employment  Agreement  of  Brent  R.  Bysouth with Canonline Global Media Inc.
     10.9      Employment  Agreement  of  Thomas  Routt with Canonline Global Media Inc.
     10.10     Employment  Agreement  of  Peter  Hogendoorn with Canonline Media Corp.
     10.11     Employment  Agreement  of  Ricardo  Rosado with Canonline Media Corp.
     10.12     Employment  Agreement  of  Anthony  Alda with Canonline Media Corp.
     10.13     Employment  Agreement  of  Leslie  J.  Ames with Canonline Media Corp.
     10.14     Employment  Agreement  of  Brent  R.  Bysouth with Canonline Media Corp.
     31.1      Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
     31.2      Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
     32.1      Section  1350  Certification  of  Chief  Executive  Officer
     32.2      Section  1350  Certification  of  Chief  Financial  Officer

#   Previously  filed  in  Registrant's  Form  8-K/A  filed  on January 31, 2004
*   Previously  filed  in  Registrant's  Form  SB-2
+ Previously filed in Registrant's Form 10-KSB for the year ended September 30, 2003

(b)     Reports  on  Form  8-K

     Registrant filed a Report on Form 8-K on December 24, 2003 reporting on a merger with CanOnline Global Media, Inc. The event reported was the closing of the merger on December 18, 2003.

     Registrant filed a Report on Form 8-K/A on January 30, 2004 reporting on the merger with Canonline Global Media, Inc. The event reported was amended information concerning the merger.

     Registrant filed a Report on Form 8-K/A on March 2, 2004 reporting on the merger with Canonline Global Media, Inc. The report included financial information concerning CanOnline Global Media, Inc.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

(1)  Audit  Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were approximately $ 44, 264 and $ 33,438 respectively.

(2)  Audit  Related  Fees

There were no audit related fees for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for fiscal years 2003 and 2002.

(3)  Tax  Fees

There were no fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2003 and 2002.

(4)  All  Other  Fees

Not  applicable.

(5)  Audit  Committee  Policies  and  Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Singer Lewak Greenbaum & Goldstein, LLP for fiscal years 2003 and 2002.

(6) Audit Work Attributed to Persons Other than Singer Lewak Greenbaum & Goldstein, LLP Full-time, Permanent Employees.

The Registrant has engaged Hall & Company, Chartered Accountants to perform audit work and tax preparation for CMC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NS8  CORPORATION
                                          (Registrant)


Date:  April  14,  2004                   By:  /s/  Peter  Hogendoorn_
                                               ----------------------
                                               Peter Hogendoorn, CEO (Principal
                                               Executive  officer)


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April  14,  2004                   By:  /s/  Peter  Hogendoorn
                                               --------------------------------
                                               Peter Hogendoorn,  Director  and
                                               CEO (Principal Executive Officer)

Date:  April  14,  2004                   By:  /s/  Ricardo  Rosado
                                               --------------------------------
                                               Ricardo  Rosado,  Chief Financial
                                               Officer, Chief Operating  Officer
                                               and  Director

Date:   April  14,  2004                  By:  /s/  Anthony  Alda
                                               --------------------------------
                                               Anthony  Alda, Chairman  of  the
                                               Board  of  Directors

Date:   April  14,  2004                  By:  /s/  Leslie  J.  Ames
                                               --------------------------------
                                               Leslie  J.  Ames,  Director

Date:  April  14,  2004                   By:  /s/  Martin  L.  Calvert
                                               --------------------------------
                                               Martin  L.  Calvert,  Director

Date:  April  14,  2004                   By:  /s/  Michael  W.  Waage
                                               --------------------------------
                                               Michael  W.  Waage,  Director

Date:  April  14,  2004                   By:  /s/  Brent  R.  Bysouth
                                               --------------------------------
                                               Brent  R.  Bysouth,  Director

Date:  April  14,  2004                   By:  /s/  Thomas  Routt
                                               --------------------------------
                                               Thomas  Routt,  Director

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT  AUDITOR'S  REPORT                                           F-2

CONSOLIDATED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet                                        F-3

     Consolidated  Statements  of  Operations                            F-4

     Consolidated  Statements  of  Comprehensive  Loss                   F-5

     Consolidated  Statements  of  Shareholders'  Equity (Deficit)       F-6

     Consolidated  Statements  of  Cash  Flows                           F-7

     Notes  to  Consolidated  Financial  Statements                      F-9

                          INDEPENDENT AUDITOR'S REPORT

Board  of  Directors,  Shareholders,  and  Members
NS8  Corporation
(formerly  Delivery  Now  Corp.)
and  subsidiaries
(development  stage  companies)

We have audited the accompanying consolidated balance sheet of NS8 Corporation (formerly Delivery Now Corp.) and subsidiaries (development stage companies) as of December 31, 2003, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003, and the period from June 18, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NS8 Corporation (formerly Delivery Now Corp.) and subsidiaries (development stage companies) as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, and the period from June 18, 1999 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2003, the Company incurred a net loss of $3,925,394 and had negative cash flows from operations of $2,319,746. In addition, the Company had an accumulated deficit of $5,475,089 at December 31, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP
SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP

Los  Angeles,  California
March  19,  2004

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . .  $   756,661
  Prepaid expenses and other current assets . . . .       73,857
                                                     ------------

    Total current assets. . . . . . . . . . . . . .      830,518

PROPERTY AND EQUIPMENT, net . . . . . . . . . . . .      104,647
                                                     ------------

        TOTAL ASSETS. . . . . . . . . . . . . . . .  $   935,165
                                                     ============


            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . .  $   145,045
  Accrued payroll . . . . . . . . . . . . . . . . .    1,251,948
  Current portion of capital lease obligations. . .       11,344
  Short-term loans. . . . . . . . . . . . . . . . .      225,000
  Loans from officers/shareholders. . . . . . . . .      149,825
                                                     ------------

    Total current liabilities . . . . . . . . . . .    1,783,162

CAPITAL LEASE OBLIGATIONS, net of current portion .        6,242
                                                     ------------

      Total liabilities . . . . . . . . . . . . . .    1,789,404
                                                     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value
    50,000,000 shares authorized
    no shares issued and outstanding. . . . . . . .            -
  Common stock, $0.0001 par value
    300,000,000 shares authorized
    84,253,681 shares issued and outstanding. . . .        8,426
  Additional paid-in capital. . . . . . . . . . . .    4,647,684
  Accumulated other comprehensive loss. . . . . . .      (35,260)
  Deficit accumulated in the development stage. . .   (5,475,089)
                                                     ------------

      Total shareholders' deficit . . . . . . . . .     (854,239)
                                                     ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $   935,165
                                                     ============

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND
                                                                        2002 AND
                                   FOR THE PERIOD FROM JUNE 18, 1999 (INCEPTION)
                                                            TO DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                        For the
                                                                      Period from
                                                                        June 18,
                                                                          1999
                                             For the Year Ended      (Inception) to
                                                December 31,          December 31,
                                      -----------------------------   ------------
                                            2003            2002          2003
                                      ----------------  ------------  ------------
OPERATING EXPENSES
  Research and development . . . . .  $     1,382,000   $    95,723   $ 1,599,072
  General and administrative . . . .        2,518,058       825,804     3,886,980
                                      ----------------  ------------  ------------

    Total operating expenses . . . .        3,900,058       921,527     5,486,052
                                      ----------------  ------------  ------------

LOSS FROM OPERATIONS . . . . . . . .       (3,900,058)     (921,527)   (5,486,052)
                                      ----------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Other income . . . . . . . . . . .           27,594        35,165        75,922
  Interest expense . . . . . . . . .          (52,930)       (6,669)      (64,959)
                                      ----------------  ------------  ------------

    Total other income (expense) . .          (25,336)       28,496        10,963
                                      ----------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . .  $    (3,925,394)  $  (893,031)  $(5,475,089)
                                      ================  ============  ============

BASIC AND DILUTED LOSS PER SHARE . .  $         (0.07)  $     (0.02)
                                      ================  ============

WEIGHTED-AVERAGE SHARES OUTSTANDING.       58,900,389    41,870,714
                                      ================  ============

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND
                                                                        2002 AND
                                   FOR THE PERIOD FROM JUNE 18, 1999 (INCEPTION)
                                                            TO DECEMBER 31, 2003

                                                                        For the
                                                                      Period from
                                                                        June 18,
                                                                          1999
                                             For the Year Ended      (Inception) to
                                                December 31,          December 31,
                                      -----------------------------   ------------
                                            2003            2002          2003
                                      ----------------  ------------  ------------
NET LOSS                              $  (3,925,394)    $  (893,031)  $(5,475,089)

OTHER  COMPREHENSIVE  LOSS
  Foreign currency exchange losses          (37,934)         (2,518)      (35,260)
                                      ----------------  ------------  ------------

COMPREHENSIVE LOSS                    $  (3,963,328)    $  (895,549)  $(5,510,349)
                                      ================  ============  ============

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED STATEMENTS OF
                                                  SHAREHOLDERS' EQUITY (DEFICIT)
                                                    FOR THE PERIOD FROM JUNE 18,
                                           1999 (INCEPTION) TO DECEMBER 31, 2003

                                                                                         Accumulated       Deficit
                                                                                            Other        Accumulated
                                                          Additional                    Comprehensive      in the
                                Common        Stock        Paid-In        Deferred         Income        Development
                              -----------  ------------  ------------
                                Shares        Amount       Capital      Compensation       (Loss)           Stage         Total
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------
BALANCE, JUNE 18, 1999. . .            -   $         -   $         -   $           -   $            -   $          -   $         -
(INCEPTION)
ISSUANCE OF SHARES FOR CASH    4,130,000           413         5,203               -                -              -         5,616
CONVERSION OF DEBT TO COMMON
  STOCK . . . . . . . . . .   29,281,406         2,928        36,885               -                -              -        39,813
NET LOSS. . . . . . . . . .            -             -             -               -                -        (31,905)      (31,905)
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------

BALANCE, DECEMBER 31, 1999.   33,411,406         3,341        42,088               -                -        (31,905)       13,524
EXERCISE OF STOCK OPTIONS .    2,000,000           200          (200)              -                -              -             -
OPTIONS GRANTED FOR SERVICES           -             -         3,400               -                -              -         3,400
ISSUANCE OF SHARES FOR
  SERVICES. . . . . . . . .       20,000             2         1,018               -                -              -         1,020
ISSUANCE OF SHARES FOR CASH    3,239,112           324       283,815               -                -              -       284,139
ISSUANCE OF SHARES FOR
  OFFERING COSTS. . . . . .      150,000            15        22,485               -                -              -        22,500
OFFERING COSTS. . . . . . .            -             -       (33,242)              -                -              -       (33,242)
FOREIGN EXCHANGE TRANSLATION           -             -                             -             (681)             -          (681)
NET LOSS. . . . . . . . . .            -             -             -               -                -       (232,829)     (232,829)
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------

BALANCE, DECEMBER 31, 2000.   38,820,518   $     3,882   $   319,364   $           -   $         (681)  $   (264,734)  $    57,831
CONVERSION OF DEBT TO COMMON
  STOCK . . . . . . . . . .       35,667             4         5,346               -                -              -         5,350
EXERCISE OF OPTIONS . . . .      450,000            45           (45)              -                -              -             -
ISSUANCE OF SHARES FOR
  SERVICE . . . . . . . . .       50,000             5           195               -                -              -           200
BUY-BACK OF SHARES. . . . .   (1,025,000)         (103)       (2,559)              -                -              -        (2,662)
FOREIGN EXCHANGE TRANSLATION           -             -             -               -            5,873              -         5,873
NET LOSS. . . . . . . . . .            -             -             -               -                -       (391,930)     (391,930)
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------

BALANCE, DECEMBER 31, 2001.   38,331,185         3,833       322,301               -            5,192       (656,664)     (325,338)
CONVERSION OF DEBT TO COMMON
  STOCK . . . . . . . . . .    7,923,448           793       151,507               -                -              -       152,300
ISSUANCE OF SHARES FOR
  EMPLOYEE COMPENSATION . .    2,310,000           231        80,619         (56,000)               -              -        24,850
CANCELLATION OF SHARES. . .   (1,000,000)         (100)          100               -                -              -             -
FOREIGN EXCHANGE TRANSLATION           -             -             -               -           (2,518)             -        (2,518)
NET LOSS. . . . . . . . . .            -             -             -               -                -       (893,031)     (893,031)
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------

BALANCE, DECEMBER 31, 2002.   47,564,633   $     4,757   $   554,527   $     (56,000)  $        2,674   $ (1,549,695)  $(1,043,737)
CONVERSION OF DEBT. . . . .   12,385,714         1,239       684,782               -                -              -       686,021
ISSUANCE OF SHARES FOR CASH    4,833,334           483     2,444,517               -                -              -     2,445,000
ISSUANCE OF SHARES FOR
  EMPLOYEE COMPENSATION . .    3,720,000           372       947,933          56,000                -              -     1,004,305
ISSUANCE OF SHARES FOR
  SERVICES. . . . . . . . .      500,000            50        17,450               -                -              -        17,500
ISSUANCE OF SHARES TO PRE-
  REVERSE MERGER SHAREHOLDERS 15,250,000         1,525        (1,525)              -                -              -             -
FOREIGN EXCHANGE TRANSLATION.          -             -             -               -          (37,934)             -       (37,934)
NET LOSS. . . . . . . . . . .          -             -             -               -                -     (3,925,394)   (3,925,394)
                              -----------  ------------  ------------  --------------  ---------------  -------------  ------------

BALANCE, DECEMBER 31, 2003. . 84,253,681   $     8,426   $ 4,647,684   $           -   $      (35,260)  $ (5,475,089)  $  (854,239)
                              ===========  ============  ============  ==============  ===============  =============  ============

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                 CONSOLIDATED STATEMENTS OF CASH
                                                                           FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               2003 AND 2002 AND
                                               FOR THE PERIOD FROM JUNE 18, 1999
                                                (INCEPTION) TO DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                               For the
                                                                             Period from
                                                                              June 18,
                                                                                1999
                                                  For the Year Ended       (Inception) to
                                                     December 31,            December 31,
                                            ------------------------------
                                                2003            2002            2003
                                            ------------  ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . .  $(3,925,394)  $      (893,031)  $ (5,475,089)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization. . . .       26,343             7,732         44,211
      Issuance of stock for compensation .    1,004,305            24,850      1,029,155
      Issuance of stock for services . . .       17,500                 -         18,720
      Options granted for services . . . .            -                 -          3,400
      (Increase) decrease in
        Accounts receivable. . . . . . . .            -            12,796              -
        Prepaid expenses and other
          current assets . . . . . . . . .      (62,686)           (1,015)       (73,857)
      Increase (decrease) in
        Accounts payable and accrued
          expenses . . . . . . . . . . . .        8,820            91,719        176,066
        Accrued payroll. . . . . . . . . .      611,366           448,375      1,251,948
                                            ------------  ----------------  -------------

Net cash used in operating activities. . .   (2,319,746)         (308,574)    (3,025,446)
                                            ------------  ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . .      (90,760)          (23,149)      (104,077)
                                            ------------  ----------------  -------------

Net cash used in investing activities. . .      (90,760)          (23,149)      (104,077)
                                            ------------  ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable. . . . . . . .  $    (1,967)  $             -   $          -
  Proceeds from notes payable. . . . . . .            -               218            218
  Proceeds from convertible debentures . .      600,000                 -        600,000
  Proceeds from issuance of common
    stock. . . . . . . . . . . . . . . . .    2,445,000                 -      2,757,254
  Proceeds from loans from officers/
    shareholders . . . . . . . . . . . . .      400,000           363,775        872,650
  Payments on loans from officers/
    shareholders . . . . . . . . . . . . .      (70,361)                -        (70,361)
  Proceeds from short term loans . . . . .      225,000                 -        225,000
  Payments for redemption of shares. . . .            -                 -         (2,662)
  Offering costs . . . . . . . . . . . . .            -                 -        (33,242)
  Payments on convertible debentures . . .     (400,000)                -       (400,000)
  Payments on capital lease obligations. .      (24,573)                -        (27,195)
                                            ------------  ----------------  -------------

Net cash provided by financing activities.    3,173,099           363,993      3,921,662
                                            ------------  ----------------  -------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH. . . . . . . . . . . . . . . . .      (37,934)           (2,518)       (35,260)
                                            ------------  ----------------  -------------

Net increase in cash and cash
  equivalents. . . . . . . . . . . . . . .      724,659            29,752        756,879

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . .       32,002             2,250              -
                                            ------------  ----------------  -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . .  $   756,661   $        32,002   $    756,879
                                            ============  ================  =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  INTEREST PAID. . . . . . . . . . . . . .  $     6,849   $         6,669   $     25,621
                                            ============  ================  =============

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED), AND
              FOR THE PERIOD FROM JUNE 18, 2000 (INCEPTION) TO DECEMBER 31, 2003
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended December 31, 2003, the Company completed the following:

- issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders of $686,021.

-    entered  into  a  capital  lease agreement for equipment valued at $20,615.

During the year ended December 31, 2002, the Company issued 7,923,448 shares of common stock for the conversion of a note payable of $152,300.

During the year ended December 31, 2001, the Company issued 35,667 shares of common stock for the conversion of a note payable of $5,350.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS

CanOnline Global Media, Inc. ("CGMI") was formed in the state of Washington on March 15, 2000. On September 12, 2000, CGMI entered into a Share Consideration, Assignment, and Transfer Agreement, whereby it acquired all of the outstanding common stock of CanOnline Media Corporation ("CMC") in exchange for an aggregate of 38,405,517 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of CMC, with CMC as the accounting acquirer (reverse acquisition). Accordingly, the financial statements of CGMI reflect the historical financial statements of CMC from its incorporation on June 18, 1999 in Vancouver, British Columbia, Canada, and the operations of CGMI subsequent to September 12, 2000. CGMI did not have any assets or liabilities at the date of the acquisition and did not have any operations prior to the acquisition. Therefore, pro forma information is not presented.

On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company (the "Parent"), and DLVN Acquisition Co., a Delaware corporation and wholly owned subsidiaries of the Parent (the "Merger Sub"). Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation.

Pursuant to the Agreement, (i) the Merger Sub was merged into CGMI with CGMI becoming the surviving corporation, (ii) the holders of the 66,670,346 shares of issued and outstanding Company common stock exchanged their Company common stock for shares of Registrant's common stock at a one-for-one ratio, receiving in the aggregate 66,670,346 shares of the Parent's common stock in exchange for their shares of Company common stock, (iii) the holders of options to acquire an aggregate of 14,886,702 shares of CGMI's common stock exchanged their options for options to acquire the Parent's common stock at a one-for-one ratio, receiving in the aggregate options to acquire 14,886,702 shares of the Parent's common stock, (iv) CGMI's outstanding 7.25% convertible debentures in the principal amount of $400,000 were assumed by the Parent and became convertible into shares of the Parent's common stock at a one-for-one ratio, and (v) the 100 shares of common stock of the Merger Sub issued and outstanding prior to the merger were converted into 100 shares of CGMI's common stock, with CGMI becoming a wholly-owned subsidiaries of the Parent.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (CONTINUED)

Immediately after the conversions, the aggregate number of shares of the Parent's common stock issuable to CGMI was equal to approximately 81.4% of the Parent's total outstanding common stock. For accounting purposes, the transaction has been treated as a recapitalization of CGMI, with CGMI as the accounting acquirer (reverse acquisition). Accordingly, the financial statements of NS8 reflect the historical financial statements of CGMI from the incorporation of its wholly-owned subsidiary, CMC, on June 18, 1999 in Vancouver, British Columbia, Canada, and the operations of NS8 subsequent to December 18, 2003.

Summarized pro forma balance sheet and results of operations for the year ended December 31, 2003 are presented below to show the effect of the acquisition as if it had occurred as of the beginning of the period presented:

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
ASSETS
  Cash and cash
    equivalents . . . . . .  $      756,661  $    10,920  $    (10,920)(B)    $756,661
  Accounts receivable . . .               -       91,572       (91,572)(B)           -
  Loan receivable -
    employees . . . . . . .               -        2,705        (2,705)(B)           -
  Prepaid expenses and
    other current assets. .          73,857        2,596        (2,596)(B)      73,857
  Property and equipment,
    net . . . . . . . . . .         104,647        3,848        (3,848)(B)     104,647
  Other assets. . . . . . .               -        2,696        (2,696)(B)           -
                             --------------  -----------  -------------    -----------

TOTAL ASSETS. . . . . . . .  $      935,165  $   114,337  $   (114,337)    $   935,165
                             ==============  ===========  =============    ===========

LIABILITIES AND
SHAREHOLDERS' DEFICIT
  Accounts payable and
    accrued expenses. . . .  $      130,088  $    74,155  $    (31,514)(B) $   172,729
  Line of credit. . . . . .               -        5,649        (5,649)(B)           -
  Accrued payroll . . . . .       1,251,948            -             -       1,251,948
  Capital lease obligations          17,586            -             -          17,586
  Loans from officers/
    shareholders. . . . . .         149,825       55,641       (55,641)(B)     149,825
  Short-term loans. . . . .         225,000       37,809       (37,809)(B)     225,000

 (continued)

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (CONTINUED)

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
  Preferred stock, $0.001
    par value . . . . . . .  $            -  $         -  $          -     $         -
  Preferred stock, $0.0001
    par value . . . . . . .               -            -             -               -
  Common stock, $0.0001
    par value . . . . . . .               -          402          (402)(A)
                                                                10,921 (B)      10,921
  Common stock, $0.001
    par value . . . . . . .          69,004            -       (69,004)(B)           -
  Additional paid-in capital      4,587,106      128,273           402 (A)
                                                                58,083 (B)
                                                              (128,273)(B)
                                                                (7,083)(B)   4,638,508
  Accumulated other
    comprehensive
    loss . . . . . . . . .          (35,260)           -             -         (35,260)
  Accumulated deficit. . .       (5,460,132)    (187,592)      151,632(B)   (5,496,092)
                             --------------  -----------  -------------    -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT. . .   $      935,165   $  114,337  $   (114,337)    $   935,165
                             ==============  ===========  =============    ===========

(A)  To  eliminate  common  stock  of  the  Parent.
(B) To record issuance of shares by CGMI to acquire the Parent and sale of the BMW Messenger Services subsidiary to shareholders of the Parent.

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
Revenues                     $            -  $   848,093  $   (848,093)(A) $        -
Service  expenses                         -     (542,174)      542,174 (A)          -
Research  and
     development                 (1,382,000)           -             -     (1,382,000)
General  and
     administrative              (2,518,058)    (409,924)      297,782 (A) (2,630,200)
Other  income                        27,594            -             - (A)     27,594
Interest  expense                   (52,930)      (3,375)        3,375        (52,930)
                             --------------  -----------  -------------    -----------

NET  LOSS                    $   (3,925,394) $  (107,380) $     (4,762)    $(4,037,536)
                             ==============  ===========  =============    ===========

 (continued)

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (CONTINUED)

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
BASIC  AND  DILUTED  LOSS
     PER  SHARE              $       (0.07)  $         -
                             ==============  ===========
WEIGHTED-AVERAGE
     NUMBER  OF  SHARES
     OUTSTANDING                58,167,101    40,200,000
                             ==============  ===========

(A) To record issuance of shares by CGMI to acquire the Parent and sale of the BMW Messenger Services subsidiary to shareholders of the Parent.

Summarized pro forma balance sheet and results of operations for the year ended December 31, 2002 are presented below to show the effect of the acquisition as if it had occurred as of the beginning of the period presented:

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
ASSETS
     Cash  and  cash
          equivalents        $       32,002  $    20,034  $    (20,034)(B) $    32,002
     Accounts  receivable                 -       95,660       (95,660)(B)           -
     Loan  receivable -
          employees                       -        3,909        (3,909)(B)           -
          Prepaid  expenses  and
          other current assets       11,171       10,055       (10,055)(B)      11,171
     Property  and  equipment,
          net                        18,758        1,885        (1,885)(B)      18,758
     Other  assets                        -        2,696        (2,696)(B)           -
                             --------------  -----------  -------------    -----------

TOTAL  ASSETS                $       61,931  $   134,239  $   (134,239)    $    61,931
                             ==============  ===========  =============    ===========

LIABILITIES  AND
SHAREHOLDERS'  DEFICIT
     Accounts  payable  and
          accrued expenses   $      157,255  $    23,096  $    (11,548)(B) $   168,803
     Accrued  payroll               640,582            -             -         640,582
     Convertible  debentures          1,967            -             -           1,967
     Capital  lease  obligations     20,687            -             -          20,687
     Loans  from  officers/
          shareholders              275,186            -             -         275,186
     Notes  payable                       -       62,680       (62,680)(A)           -

 (continued)

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (CONTINUED)

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
     Preferred stock, $0.001
          par  value         $            -  $         -  $           -    $         -
     Preferred stock, $0.0001
          par  value                      -            -              -              -
     Common  stock,  $0.0001
          par  value                      -          402           (402)(A)
                                                                 10,921 (B)     10,921
     Common  stock,  $0.001
          par  value                 47,565            -        (47,565)(B)          -
     Additional  paid-in  capital   511,719      128,273            402 (A)
                                                                 36,644 (B)
                                                               (128,273)(B)
                                                                 (7,912)(B)    540,853
     Deferred  compensation         (56,000)           -              -        (56,000)
     Accumulated  other
          comprehensive
          income                      2,674            -              -          2,674
     Accumulated  deficit        (1,539,704)     (80,212)        76,174 (B) (1,543,742)
                             --------------  -----------  -------------    -----------

TOTAL  LIABILITIES  AND
SHAREHOLDERS'  DEFICIT       $       61,931  $   134,239  $   (134,239)    $    61,931
                             ==============  ===========  =============    ===========

(A)  To  eliminate  common  stock  of  the  Parent.
(B) To record issuance of shares by CGMI to acquire the Parent and sale of the BMW Messenger Services subsidiary to shareholders of the Parent.

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------

Revenues                     $            -  $   801,723  $   (801,723)(A) $         -
Service  expenses                         -     (532,969)      532,969 (A)           -
Selling  expenses                         -      (15,651)       15,651 (A)           -
Research  and
     development                    (95,723)           -             -         (95,723)
General  and
     administrative                (825,804)    (338,689)      257,404 (A)    (907,089)
Other  expense                       35,165          263          (263)(A)      35,165
Interest  expense                    (6,669)           -             -          (6,669)
                             --------------  -----------  -------------    -----------

NET  LOSS                    $     (893,031) $   (85,323) $      4,038     $  (974,316)
                             ==============  ===========  =============    ===========

 (continued)

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (CONTINUED)

                                  CGMI       the Parent    Adjustments      Combined
                             --------------  -----------  -------------    -----------
BASIC  AND  DILUTED  LOSS
     PER  SHARE              $        (0.02) $     (0.02)
                             ==============  ===========
WEIGHTED-AVERAGE
     NUMBER  OF  SHARES
     OUTSTANDING                 41,870,714    3,804,852
                             ==============  ===========

(A) To record issuance of shares by CGMI to acquire the Parent and sale of the BMW Messenger Services subsidiary to shareholders of the Parent.

NS8, CGMI, and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2003, the Company incurred a net loss of $3,925,394 and had negative cash flows from operations of $2,319,746. In addition, the Company had an accumulated deficit of $5,475,089 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2004 by issuing debt and equity securities and by the continued development of its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Development  Stage  Enterprise
------------------------------
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Comprehensive  Income  (Loss)
-----------------------------
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income (loss), include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

Cash  and  Cash  Equivalents
----------------------------
For the purpose of the statements of cash flows, the Company consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. The Company provides for depreciation and amortization using the double-declining method over estimated useful lives of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, and accrued payroll. The book value of all other financial instruments are representative of their fair values.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation
-------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

Loss  Per  Share
----------------
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Since their effect would have been anti-dilutive, common stock equivalents totaling 14,886,702 options for common stock were excluded from the calculation of diluted loss per share for the year ended December 31, 2003. The Company did not have any common stock equivalents for the year ended December 31, 2002.

Research  and  Development
--------------------------
Research  and  Development  costs  are  charged  to  operations  as  incurred.

Income  Taxes
-------------
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Foreign  Currency  Translation
------------------------------
Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity as accumulated other comprehensive income (loss).

Estimates
---------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations  of  Credit  Risk
--------------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  December  31,  2003  consisted  of  the following:

     Computer  equipment  and  software                $     76,540
     Furniture  and  equipment                               40,564
     Vehicles                                                25,172
     Leasehold  improvements                                  8,316
                                                       ------------

                                                            150,592
     Less accumulated depreciation and amortization          45,945
                                                       ------------

          TOTAL                                        $    104,647
                                                       ============

Depreciation and amortization expense was $26,343, $7,732, and $44,211 and for the years ended December 31, 2003 and 2002 and the period from June 18, 1999 (inception) to December 31, 2003, respectively.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  5  -  SHORT-TERM  LOANS

Amounts due under short-term loans earn interest at 8% per annum and are payable on demand.

NOTE  6  -  CONVERTIBLE  DEBENTURES

On January 28, 2003, the Company issued 600 convertible debentures at a price of $1,000 per debenture to six investors for a total price of $600,000. The convertible debentures bear interest at 7.25% per annum and mature on January 28, 2004. Immediately subsequent to the maturity date, any unconverted principal amount will be automatically converted into shares of common stock. The conversion price for the debentures will be $0.035 per share of the Company's common stock subject to certain limitations of the purchase agreement.

Two of the six investors are related parties of the Company. In October 2003, the two related party investors converted their debentures of $200,000 into 5,714,286 shares of common stock, and the remaining balance of $400,000 plus accrued interest was repaid in December 2003.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Leases
------
The Company leases its facilities under various non-cancelable operating leases, which require monthly payments ranging from $150 to $6,261 and expire through March 2005. In addition, the Company leases various equipment under capital lease obligations, which require monthly payments ranging from $272 to $500, bear interest at approximately 20% per annum, and expire through May 2006.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Leases  (Continued)
------
Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2003 were as follows:

      Year  Ending                        Operating              Capital
     December  31,                          Leases               Leases
     -------------                      -------------          ----------

          2004                          $     140,566          $   11,344
          2005                                  9,785               8,071
          2006                                      -               2,002
                                        -------------          ----------

                                        $     150,351              21,417
                                        =============          ==========
     Less amount representing interest                              3,831
                                        -------------          ----------

                                                                   17,586
     Less  current  portion                                        11,344
                                        -------------          ----------

          LONG-TERM  PORTION                                  $     6,242
                                                              ===========

Rent expense was $119,997, $26,504, and $163,004 for the years ended December 31, 2003 and 2002 and the period from June 18, 1999 (inception) to December 31, 2003, respectively.

Leased capital assets included in property and equipment at December 31, 2003 were estimated to be as follows:

     Computer  equipment                $     21,472
     Vehicles                                 25,172
                                        ------------

                                              46,644
     Less  accumulated  depreciation          28,393
                                        ------------

          TOTAL                         $     18,251
                                        ============

Depreciation expense for assets under capital leases was $12,143, $2,633, and $28,398 for the years ended December 31, 2003 and 2002 and the period from June 18, 1999 (inception) to December 31, 2003, respectively.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Employment  Agreements
----------------------
The Company entered into an employment agreement with its President for a term of three years, commencing May 1, 2003 and ending, unless terminated earlier, on May 1, 2006 at a salary of $150,000 per annum. In October 2003, this employment agreement was terminated.

The Company has entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, Chief Software Architect, Chief Financial
Officer, and Senior Vice President, Legal Affairs, for annual salaries of $150,000, $150,000, $120,000, $110,000, and $135,000, respectively. The agreements each have a termination without cause severance payment of 36 months of salary, which at December 31, 2003 would be $450,000, $450,000, $360,000,
$330,000 and $405,000, respectively. These agreements do not have termination dates.

Litigation
----------
The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

NOTE  8  -  SHAREHOLDERS'  EQUITY

Preferred  Stock
----------------
The Company has 50,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2003.

Common  Stock
-------------
During the year ended December 31, 2003, the Company completed the following transactions:

- issued 2,100,000 shares of common stock for cash totaling $495,000. Offering costs were not incurred in connection with this transaction.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  8  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

Common  Stock  (Continued)
-------------

- issued 1,166,667 units for an aggregate of cash proceeds of $1,750,000. This offering is being conducted pursuant to Regulation D and Regulation S as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933. Each unit consists of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at a purchase price of $1.50 per unit. The warrants vest immediately and expire two years from the date of grant. As offering costs, the Company issued warrants exercisable into 233,333 shares of the Company's common stock at an exercise price of $1. The warrants vest immediately and expire two years from the date of grant. The value of the warrants was determined to be immaterial.

- issued 400,000 shares of common stock for cash proceeds of $200,000. This offering is being conducted pursuant to Regulation D as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933.

- issued 3,720,000 shares of common stock valued at $1,004,305 to employees of the Company as compensation. These shares became fully vested as part of the reverse merger in December 2003.

- issued 500,000 shares of common stock to a third party for services rendered valued at $17,500.

- issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders and accrued interest payable totaling $686,021

During the year ended December 31, 2002, the Company completed the following transactions:

- issued 7,923,448 shares of common stock for the conversion of a note payable of $152,300.

- issued 2,310,000 shares of common stock valued at $80,850 to employees of The Company as compensation.

- canceled 1,000,000 shares of common stock that were transferred to a Board advisor as a result of terminating this individual's position on the Board.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------
NOTE  8  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

Common  Stock  (Continued)
-------------
During the year ended December 31, 2001, the Company completed the following transactions:

- issued 50,000 shares of common stock to a third party for services rendered valued at $200.

- issued 35,667 shares of common stock for the conversion of a note payable of $5,350.

-     redeemed  1,025,000  shares  of  common  stock  in  exchange  for  $2,662.

- issued 450,000 shares of common stock upon the exercise of stock options on a cashless basis.

During the year ended December 31, 2000, the Company completed the following transactions:

- issued 20,000 shares of common stock to a third party for services rendered valued at $1,020.

- issued 2,000,000 shares of common stock upon the exercise of stock options on a cashless basis.

- granted 500,000 stock options as payment for services rendered by third parties valued at $3,400.

- issued 3,239,112 shares of common stock for cash totaling $284,139. Offering costs consisting of cash of $10,742 and 150,000 shares of common stock valued at $22,500 were incurred in connection with these transactions.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  8  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

Common  Stock  (Continued)
-------------
During the period from June 18, 1999 (inception) to December 31, 1999, the Company completed the following transactions:

- issued 29,281,406 shares of common stock for the conversion of notes payable to officers of $39,813.

- issued 4,130,000 shares of common stock for cash totaling $5,616. Offering costs were not incurred in connection with this transaction.

Employee  Stock  Options
------------------------
In February 2003, the Company granted stock options to purchase 14,886,702 shares of common stock to certain officers of the Company. The stock options have an exercise price of $0.035, which was assumed to be equal to the Company's stock price on the date of grant. The options vest immediately and expire five years from the date of grant.

The  following  summarizes the stock options transactions:

                                                                  Weighted-
                                                                  Average
                                            Stock  Options        Exercise
                                             Outstanding           Price
                                            ------------        -----------
     Outstanding, June 18, 1999 (inception
           through December  31,  2002                -         $        -
               Granted                       14,886,702         $    0.035
                                            ------------        -----------

     OUTSTANDING,  DECEMBER  31,  2003       14,886,702         $    0.035
                                             ===========        ===========

     EXERCISABLE,  DECEMBER  31,  2003       14,886,702         $    0.035
                                             ===========        ===========

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  8  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

Employee  Stock  Options  (Continued)
------------------------
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

                                                                    2003           2002
                                                                ------------   -----------
     Net  loss
          As  reported                                          $(3,860,437)   $ (893,031)
          Add  stock  based  employee  compensation
               expense included in net income, net of tax                               -
          Deduct  total  stock  based  employee  compensation
               expense  determined  under  fair  value  method
               for  all  awards,  net  of  tax                     (446,601)            -
                                                                ------------   -----------

                    PRO  FORMA                                  $(4,307,038)   $ (893,031)
                                                                ============   ===========

                                                                    2003           2002
                                                                ------------   -----------
     Loss  per  common  share
          Basic  -  as  reported                                $     (0.07)   $    (0.02)
          Basic  -  pro  forma                                  $     (0.07)   $    (0.02)
          Diluted  -  as  reported                              $     (0.07)   $    (0.02)
          Diluted  pro  forma                                   $     (0.07)   $    (0.02)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 1.2%; and expected life of five years. The weighted-average fair value of options granted during year ended December 31, 2003 for which the exercise price equals the market price on the grant date was $0.03, and the weighted-average exercise price was $0.035. No stock options were granted during the year ended December 31, 2003 for which the exercise price was less than or greater than the market price on the grant date.

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  8  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

Employee  Stock  Options  (Continued)
------------------------
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE  9  -  INCOME  TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2003 and 2002 as follows:

                                                                    2003           2002
                                                                ------------   -----------
     Statutory  regular  federal  income  benefit  rate            (34.0)%       (34.0)%
     State  income  taxes,  net of federal benefit                  (5.8)         (5.8)
     Change  in  valuation  allowance                               39.6          39.7
     Other                                                           0.2           0.1
                                                                ------------   -----------

          TOTAL                                                      -   %         -   %
                                                                ============   ===========

The components of the deferred income tax assets (liabilities) at December 31, 2003 were as follows:

     Net  operating  loss  carry-forwards                                      $ 1,770,100
     State  taxes                                                                 (161,500)
     Accrued  payroll                                                              536,300
                                                                               -----------

                                                                                 2,144,900
     Valuation  allowance                                                        2,144,900
                                                                               -----------

          TOTAL                                                                $         -
                                                                               ===========

                                                                 NS8 CORPORATION
                                                   (FORMERLY DELIVERY NOW CORP.)
                                                                AND SUBSIDIARIES
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

NOTE  9  -  INCOME  TAXES  (CONTINUED)

The valuation allowance increased by approximately $1,530,000 during the year ended December 31, 2003. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,131,900 and $4,131,900, respectively. The net operating loss carryforwards begin expiring in 2020 and 2010, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE  10  -  RELATED  PARTY  TRANSACTIONS

Loans  from  Officers/Shareholders
----------------------------------
Loans from officers/shareholders at December 31, 2003 consisted of loans from several officers/shareholders throughout the year to finance the Company's operations. At December 31, 2003, $149,825 was due to the officers/shareholders for these services.


NOTE  11  -  SUBSEQUENT  EVENTS

Employment  Agreements
----------------------
In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement.

The stock options vest one year from the grant date and expire five years after the vesting date. The officers will forfeit all stock and options if their employment agreements are terminated by either the Company or the officer during the first year of employment. The officers will also be eligible to participate in additional stock or option bonus plans of the Company after the first year of employment. The employment agreements have no term and will continue until terminated under the provisions of the agreements.

Stock  Options
--------------
In February 2004, the Company granted stock options to purchase 1,225,000 shares of common stock to certain employees.