Form 10QSB
period 2004-03-31
NS8 CORP
filed 2004-05-17
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     (Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended:     MARCH  31,  2004


     [   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
             EXCHANGE  ACT

             For  the transition period from              to
                                             ------------    -------------

                        COMMISSION FILE NUMBER  333-75956


                                         NS8 CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                       13-4142621
     (State  or  other  jurisdiction                          (IRS  Employer
     of  incorporation  or  organization)                  Identification  No.)


    TWO UNION SQUARE CENTER, 601 UNION STREET, SUITE 4200, SEATTLE, WA 98101
                    (Address of principal executive offices)

                                 (206) 652-3338
                          (Issuer's telephone number)


   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  the  past  90  days.       Yes   X          No
                                    -----           -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 88,253,680 as of April 15, 2004


     Transitional  Small  Business Disclosure Format (check one).
                    Yes      ; No    X
                        -----      -----

                                NS8 CORPORATION.
                                 MARCH 31, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
Special  Note  Regarding  Forward  Looking  Statements. . . . . . . . . . . .  3


                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . .  4
Item  2.     Management's  Discussion  and  Analysis  of Financial
             Condition and Results  of  Operations. . . . . . . . . . . . . . 14
Item  3.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . 18

                           PART II - OTHER INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . 18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS                                         PAGE

Consolidated  Balance  Sheet as  of  March  31,  2004  (unaudited) . . . . .  5

Consolidated  Statements of Operations for the three months ended
  March 31, 2004 and  March  31,  2003  (unaudited). . . . . . . . . . . . .  6

Consolidated  Statements of Comprehensive Income (Loss) for the three months ended March 31, 2004 and  March  31,  2003  (unaudited) . . . . . .  7

Consolidated  Statements of Cash Flows for the three months ended
  March 31, 2004 and  March  31,  2003  (unaudited). . . . . . . . . . . . .  8

Notes  to  Consolidated  Financial  Statements  (unaudited). . . . . . . . .  9

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                      March 31, 2004 (unaudited)
--------------------------------------------------------------------------------

                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . .  $    75,335
  Prepaid expenses and other current assets . . . .       59,263
                                                     ------------

    Total current assets. . . . . . . . . . . . . .      134,598

PROPERTY AND EQUIPMENT, net . . . . . . . . . . . .      106,753
                                                     ------------

        TOTAL ASSETS. . . . . . . . . . . . . . . .  $   241,351
                                                     ============


               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . .  $   186,152
  Accrued payroll . . . . . . . . . . . . . . . . .    1,413,109
  Current portion of capital lease obligations. . .       16,067
  Short-term loans. . . . . . . . . . . . . . . . .      225,000
  Loans from officers/shareholders. . . . . . . . .      351,061
                                                     ------------

    Total current liabilities . . . . . . . . . . .    2,191,389

CAPITAL LEASE OBLIGATIONS, net of current portion .        3,089
                                                     ------------

      Total liabilities . . . . . . . . . . . . . .    2,194,478
                                                     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value
    50,000,000 shares authorized
    no shares issued and outstanding. . . . . . . .            -
  Common stock, $0.0001 par value
    300,000,000 shares authorized
    88,278,851 shares issued and outstanding. . . .        8,828
  Additional paid-in capital. . . . . . . . . . . .   10,365,662
  Deferred compensation - common stock. . . . . . .   (4,783,333)
  Accumulated other comprehensive loss. . . . . . .      (32,493)
  Deficit accumulated in the development stage. . .   (7,511,791)
                                                     ------------

      Total shareholders' deficit . . . . . . . . .   (1,953,127)
                                                     ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $   241,351
                                                     ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2004 and 2003 (unaudited) and for the Period from June 18, 1999 (Inception) to March 31, 2004 (unaudited)
--------------------------------------------------------------------------------

                                                                         For the
                                                                       Period from
                                                                        June 18,
                                                                         1999
                                            For the Year Ended        (Inception) to
                                                   March 31,             March 31,
                                      ------------------------------
                                            2004            2003          2004
                                      ----------------  ------------  -------------
Operating expenses
  Research and development . . . . .  $       245,272   $   121,570   $  1,844,344
  General and administrative . . . .        1,779,809       413,809      5,666,789
                                      ----------------  ------------  -------------

    Total operating expenses . . . .        2,025,081       535,379      7,511,133
                                      ----------------  ------------  -------------

Loss from operations . . . . . . . .       (2,025,081)     (535,379)    (7,511,133)
                                      ----------------  ------------  -------------

Other income (expense)
  Other expense. . . . . . . . . . .              161           634         75,761
  Interest expense . . . . . . . . .           11,460        10,916        (76,419)
                                      ----------------  ------------  -------------

    Total other income (expense) . .          (11,621)      (11,550)          (658)
                                      ----------------  ------------  -------------

Net loss . . . . . . . . . . . . . .  $    (2,036,702)  $  (546,929)  $ (7,511,791)
                                      ================  ============  =============

Basic and diluted loss per share . .  $         (0.02)  $     (0.01)
                                      ================  ============

Weighted-average shares outstanding.       86,505,397    51,215,204
                                      ================  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED STATEMENTS OF
                                                                   COMPREHENSIVE
                                                                   INCOME (LOSS)
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
                                                            2003 (UNAUDITED) AND
                                   FOR THE PERIOD FROM JUNE 18, 1999 (INCEPTION)
                                                   TO MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 For the
                                                               Period from
                                                                June 18,
                                                                 1999
                                      For the Year Ended      (Inception) to
                                             March 31,           March 31,
                                    ------------------------
                                      2004            2003        2004
                                    ------------  ----------  -------------
NET LOSS . . . . . . . . . . . . .  $(2,036,702)  $(546,929)  $(7,511,791)

OTHER COMPREHENSIVE LOSS
  Foreign currency exchange losses      (32,493)    (21,617)       (2,767)
                                    ------------  ----------  ------------

COMPREHENSIVE LOSS . . . . . . . .  $(2,069,195)  $(568,546)  $(7,514,558)
                                    ============  ==========  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2004 and 2003 (unaudited) and for the Period from June 18, 1999 (Inception) to March 31, 2004 (unaudited)
--------------------------------------------------------------------------------

                                                                         For the
                                                                       Period from
                                                                         June 18,
                                                                          1999
                                               For the Year Ended     (Inception) to
                                                    March 31,           March 31,
                                            ------------------------
                                                2004         2003         2004
                                            ------------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . .  $(2,036,702)  $(546,929)  $(5,475,089)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization. . . .        8,783       4,210        52,994
      Compensation change for
        in-the-money stock options . . . .      170,000           -       170,000
      Accretion of warrants issued as
        as debt discount . . . . . . . . .        2,823           -         2,823
      Issuance of stock for services . . .       37,000      17,500        55,720
      Issuance of stock for compensation .      676,667      (4,278)    1,705,822
      Options granted for services . . . .            -           -         3,400
      (Increase) decrease in
        Prepaid expenses and other
          current assets . . . . . . . . .       14,594     (70,754)      (59,263)
      Increase (decrease) in
        Accounts payable and accrued
          expenses . . . . . . . . . . . .       43,989     (64,555)      220,055
        Accrued payroll. . . . . . . . . .      161,161     230,736     1,413,109
                                            ------------  ----------  ------------

Net cash used in operating activities. . .     (921,685)   (434,070)   (1,910,429)
                                            ------------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . .      (10,889)    (51,455)     (114,966)
                                            ------------  ----------  ------------

Net cash used in investing activities. . .      (10,889)    (51,455)     (114,966)
                                            ------------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable. . . . . . . .            -      (1,967)            -
  Proceeds from notes payable. . . . . . .      250,000           -       250,218
  Proceeds from convertible debentures . .            -     600,000       600,000
  Proceeds from issuance of common
    stock. . . . . . . . . . . . . . . . .            -           -     2,757,254
  Proceeds from loans from officers/
    shareholders . . . . . . . . . . . . .            -           -       872,650
  Payments on loans from officers/
    shareholders . . . . . . . . . . . . .            -     (32,892)      (70,361)
  Proceeds from short term loans . . . . .            -           -       225,000
  Payments for redemption of shares. . . .            -           -        (2,662)
  Offering costs . . . . . . . . . . . . .            -           -       (33,242)
  Payments on convertible debentures . . .            -           -      (400,000)
  Payments on capital lease obligations. .       (1,519)     (2,381)      (28,714)
                                            ------------  ----------  ------------

Net cash provided by financing activities.      248,481     562,760     4,170,143
                                            ------------  ----------  ------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH. . . . . . . . . . . . . . . . .        2,767      18,943       (32,493)
                                            ------------  ----------  ------------

Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . .     (681,326)     96,178        75,553

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . .      756,661      32,002             -
                                            ------------  ----------  ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . .  $    75,335   $ 128,180   $    75,335
                                            ============  ==========  ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  INTEREST PAID. . . . . . . . . . . . . .  $    11,450   $  10,916   $    47,987
                                            ============  ==========  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS

NS8 Corporation (aka CanOnline Global Media, Inc. (CGMI)) was formed in the state of Washington on March 15, 2000. On September 12, 2000, CGMI entered into a Share Consideration, Assignment, and Transfer Agreement, whereby it acquired all of the outstanding common stock of CanOnline Media Corporation ("CMC") in exchange for an aggregate of 38,405,517 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of CMC, with CMC as the accounting acquirer (reverse acquisition). Accordingly, the financial statements of CGMI reflect the historical financial statements of CMC from its incorporation on June 18, 1999 in Vancouver, British Columbia, Canada, and the operations of CGMI subsequent to September 12, 2000. CGMI did not have any assets or liabilities at the date of the acquisition and did not have any operations prior to the acquisition. Therefore, pro forma information is not presented.

CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of CGMI and its wholly owned subsidiary, CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $7,511,791 at March 31, 2004. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                        2004         2003
                                                    ------------  ----------
  Net loss
    As reported. . . . . . . . . . . . . . . . . .  $(2,036,702)  $(546,929)
    Add stock based employee compensation
      expense included in net income, net of tax .                        -
    Deduct total stock based employee compensation
      expense determined under fair value method
      for all awards, net of tax . . . . . . . . .            -    (446,601)
                                                    ------------  ----------

        PRO FORMA. . . . . . . . . . . . . . . . .  $(2,036,702)  $(993,530)
                                                    ============  ==========

                                                           2004        2003
                                                    ------------  ----------
  Loss per common share
    Basic - as reported. . . . . . . . . . . . . .  $     (0.02)  $   (0.01)
    Basic - pro forma. . . . . . . . . . . . . . .  $     (0.02)  $   (0.01)
    Diluted - as reported. . . . . . . . . . . . .  $     (0.02)  $   (0.01)
    Diluted - pro forma. . . . . . . . . . . . . .  $     (0.02)  $   (0.02)

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation  (Continued)
-------------------------
For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 1.2%; and expected life of five years.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                              For the Three Months Ended
                                                        March  31,
                                                 ----------------------
                                                    2004        2003
                                                 ----------  ----------
  Options outstanding under the Company's stock
    option plans. . . . . . . . . . . . . . . .  19,229,202  14,886,702
  Warrants. . . . . . . . . . . . . . . . . . .     100,000           -

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  3  -  SHAREHOLDERS' DEFICIT

Common  Stock
-------------
During the three months ended March 31, 2004, the Company completed the following transactions:

- in January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. The stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. The Company recorded compensation expense of $676,667 for the value of the shares vested during the three months ended March 31, 2004.

- issued 25,170 shares of common stock to a third party for services rendered valued at $37,000.

- recorded compensation cost of $170,000 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant

Employee  Stock  Options
------------------------
The following summarizes the stock options transactions under the stock option plans:

                                                 Weighted-
                                                  Average
                                  Stock Options   Exercise
                                   Outstanding     Price
                                  -------------  ----------
  Outstanding, December 31, 2003     14,886,702  $    0.035
      Granted. . . . . . . . . .      4,342,500  $    1.345
                                  -------------

  Outstanding, March 31, 2004. .     19,229,202  $    0.331
                                  =============

  Exercisable, March 31, 2004. .     14,886,702  $    0.035
                                  =============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Loans  from  Officers/Shareholders
----------------------------------
Loans from officers/shareholders at March 31, 2004 consisted of loans from several officers/shareholders to finance the Company's operations. At March 31, 2004, $374,428 were due to the officers/shareholders.

Note  and  Warrant  to  Shareholder
-----------------------------------
On March 11, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 100,000 shares of the Company's common stock for gross proceeds of $250,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due on March 11, 2005.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the quarter ended March 31, 2004, the Company recognized $2,827 in interest expense related to the accretion of the debt discount.


NOTE  5  -  SUBSEQUENT  EVENTS

Note  and  Warrant  to  Shareholder
-----------------------------------
On April 26, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 75,000 shares of the Company's common stock for gross proceeds of $150,000. The note earns interest at 8.5% per annum, and the principal and any unpaid interest is due on July 25, 2004.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview  of  Business  Plan

NS8CORP is a technology research and development company that has developed, and continues to develop, proprietary programming architecture (the "architecture") as a technical foundation for software, technology solutions and development processes, for various commercial applications.

     NS8CORP views its products as highly adaptable for personal consumer or sophisticated commercial networks applications. Company's patent pending technologies and solutions addresses three growing problems: (1) the protection of digital information (content) as it is delivered through the Internet; (2) the revenue and value retention of the digital information to its owner; and (3) the simplicity of accessing the digital information by the average consumer without significant technological experience. NS8Corp addresses these problems through two proprietary technology solutions:

a) NS8TM (Nonresident Software), a patent-pending unique server-based software architecture that allows media-rich content and data delivery with significantly greater efficiency and security, and without the need of excessive broadband, resident memory consumption or hardware limitations.

b) SPITM (Security Protocol IntegrationTM), an embedded security format that ensures that intellectual property rights, licenses, permissions and assigned business rules reside within the digital content on a generational basis.

The combination of these technologies constitutes a patent pending services distribution architecture for the Internet that is comprised of modular software engines that fortify security, speed, payment, compression, collaboration and quality. These engines can be applied as stand-alone solutions or combined to produce service portals for specific industry verticals. During the past two years, NS8Corp implemented these technologies in the development of two state of the art IP Service Channels, Kaozz EntertainmentTM (www.kaozz.net) and Reelindie
                                                    -------------
Global  NetworkTM  (www.reelindie.net), both representing the original offerings
                    -----------------
of NS8Corp for the entertainment and music business verticals, and the main focus of our previous market efforts.

Just as our architecture has strengthened through experience, transformation and specialization, so has our Business Plan. As part of our efforts to optimize the commercialization of our technologies and maximize the return value of our shareholders' investment, during this quarter we migrated from our previous business model of direct consumer subscription-based music distribution, to a more extensive market by integrating our latest developments towards digital content distribution within the video on-demand arena, creating a new cohesive and strong solution that combines the strengths of our individual products and technologies.

Subject to the ongoing financing activities of our Company, our new business plan is to pursue the following Plan of Operations:
     o Continue our research and development activities. We will purchase additional equipment to expand our research laboratories and the deployment of our distribution servers.
     o Seek to enter into a series of value added partnerships, joint ventures and alliances that will enable our technologies to deploy IP-based content networks for an on-demand custom programming to consumers through major cable operators and telecommunication companies.
     o Pursue multi-year licensing agreements for our SPI (Security Protocol Integration) secured content delivery system with digital content and satellite broadcast companies that provide mainstream programming to cable companies.
     o Emphasize the marketing of our on demand solutions to existing cable operators and telecommunication companies.

Our  identified  principal  business  advantages  are:
     o NS8 technologies can easily be customized and deployed to streaming server systems at relatively lower costs than most installed software applications that facilitate content on demand.
     o NS8-SPI technologies are flexible and can easily adapt to any existing hardware infrastructure (i.e. cable head-end, digital telephony central office DSLAM, and satellite uplink/downlink) for easy programming distribution. The NS8-SPI security system provides instant revenue retention and dynamic business rules to new and existing digital assets distributed over Internet-based systems.
     o NS8 digital distribution networks (DDN), which are capable of cost efficiently manage content aggregation and on-the-fly digitization, are able to create new service paradigms with respect to on-demand viewing and custom consumer programming, and provide new revenue opportunities to any participating DDN broadcast partner.

NS8Corp is currently completing a series of commercial alliances to enable its NS8-Digital Distribution Networks to commercially deploy with maximum return expectation and cost efficiency. We anticipate completing alliance terms with participating parties before the end of our second quarter 2004.

In January 29, 2004, NS8CORP hired Dr. Thomas J. Routt as its new President and Director. Dr Routt's areas of professional expertise include the architecture and commercialization of information security systems, broadband and wireless architecture/design, network relational database, optical networking, and quantum computing. Dr. Routt served as President of Vedacom(R) Corporation.
Vedacom Corporation provides Fortune 1000 and Global 2000 enterprises with commercial network architecture and design solutions Dr Routt's clients have included IBM, Sony Electronics, ABC/Disney, Bay Networks (Nortel Networks), VoiceStream Wireless (now T-Mobile), Attachmate, Chemical Bank, CRA Australia, Merrill-Lynch, Price Waterhouse, National Australia Bank, Australia New Zealand Bank, National Australia Bank, Westpac Bank, Telecom Telstra, Panama Canal

Commission, United Rentals, Swissair, Singapore Airlines, Qantek, which have invested greater than US$1 billion on his recommended network application architectures, designs and product development.

In March 1, 2004, NS8CORP hired Mr. Marc Strauch, as its Chief Marketing Officer, to direct and implement the Company's new marketing plan and worldwide business development strategies. Prior to his employment by NS8Corp, Mr. Strauch was a prime contractor to Microsoft Corporation for the last four years as part of the Microsoft Vendor Program. Mr Strauch has done work in most Microsoft product groups including deliverables produced for the launches of Windows Server 2000, Windows Server 2003, Windows Small Business Server 2003, Windows 2000 Professional, Windows XP Professional, Windows XP Tablet PC Edition, Office 2000, Office XP, and Office 2003. Prior to being a vendor through the Microsoft Vendor Program, Mr. Strauch produced business value, strategic marketing, and tactical communications deliverables for other Fortune 500 high technology companies including Compaq, Dell, and Quantum, as well as numerous start-up and mid-market technology companies.

Our actual expenditures and business plan may differ from this stated Plan of Operations. NS8Corp continues to be in a development stage and has not realized significant revenues to date. For this reason, we expect to continue to operate at a loss for the foreseeable future. There can be no assurance that the funds we receive through equity and debt financings and our revenues will be sufficient to meet our cash expenses. We will incur additional operating expenses as we continue to grow and expand our business. We will continue to have operating expenses in connection with the continued up-grade of our architecture and related research and development expenses. We base our expectations in part on the following:
     o Deployment of our services will lead to increased operating expenses and require additional capital expenditures on new computer equipment, software and technology.
     o Our operating expenses will continue to increase as we expand the technical capabilities of our technology and services.
     o Our operating expenses will increase as we market our services to potential customers and complete content on demand services for our customers.

         In the event the above expectations are not fulfilled, our Plan of Operation may not be realized and we may need to make revisions to our Plans.

RESULTS  OF  OPERATIONS

    Research and development expenses were $245,272 and $121,570 respectively, during the three-month periods ending March 31, 2004 (the "2004 Period") and March 31, 2003 (the "2003 Period"). This increase primarily relates to hiring additional staff for research and development activities. In the first quarter of 2003, the Company employed an average of seven employees for research and development, compared to 19 employees in the first quarter of 2004. The Company hired additional staff to facilitate the continuing development of our core technologies, along with developing new applications to demonstrate the company's intellectual property. The total research and development expense incurred during the 2004 Period represents approximately 12% of the Company's total operating expenditures. The majority of these funds were utilized for the compensation of research and development personnel.

     General and administrative expenses for the 2004 Period increased to $1,779,809 from $413,809 during the 2003 Period. The increase resulted from hiring additional staff in each of the following areas: Executives, Operations, Customer Service, Sales and Marketing. In the first quarter of 2004, the Company employed an average of 16 employees for general and administrative activities, compared to seven employees in the first quarter of 2003. With the increased number of staff, the Company had to expand its office space to accommodate the additional employees. In the first quarter of 2003, the Company's offices occupied approximately 4,425 square feet, compared to 6,405 square feet in the first quarter of 2004. The general operating expenses for the Company's operations also increased as a result of the expansion. In the first quarter of 2004, a public relations firm, marketing company, and various consultants were utilized for the purposes of developing marketing strategies, along with operations and business strategies. As a result, the advertising, promotion and consulting expenditures for the 2004 Period were higher than the 2003 Period. Travel expenditures for Company executives increased during the first quarter of 2004. Increased travel resulted from meetings regarding bridge financing, in addition to marketing meetings and attendance to technology conferences. The fees paid in the 2004 Period for legal expenses were significantly higher than in the 2003 Period. The increase in legal fees is attributed to work relating to US patent applications, trademarks, employee stock option agreements and other employment matters. Accounting expenses incurred in the 2004 Period were higher than in the 2003 Period due to audit fees and public reporting obligations.

     Interest expense for the 2004 Period increased to $11,460 from $10,916 during the 2003 Period. The Company converted or repaid convertible debentures in October and December 2003; however, additional debt financing was obtained in the 2004 period resulting in minimal changes to the total interest expense incurred. This was offset by the accretion of the debt discount recorded on the note payable to shareholder/officer entered into during the quarter.

     As a result of the foregoing, NS8Corp incurred a net loss of $2,036,702 or $0.02 per share, during the 2004 Period, as compared to a net loss of $546,929, or $0.01 per share, during the 2003 Period. The Company incurred a loss from operations of $2,025,081 during the 2004 Period, as compared to a loss from operations of $535,379 during the 2003 Period.

     The Company has financed its research and development activities to date with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers and shareholders.

     The Company has suffered recurring losses from operations and has an accumulated deficit of $7,511,791 at March 31, 2004. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

     During April 2004, the Company received additional financing through a loan from 4Comm Corporation in the amount of $150,000 evidenced by a promisary note. The Company's current cash on hand is projected to sustain operations until mid May 2004. A bridge equity financing agreement is in negotiations; however, there is no assurance that the financing arrangements will be obtained. The Company's ability to meet operating and capital requirements is dependent upon financing from external sources, and the ability to generate revenues from the core technologies developed. There can be no assurance that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current resources available to the Company. In addition, if the funds are not received in a timely manner the Company may be forced to curtail its operations.

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

(a)     Exhibits
     10.1     Employment Agreement of Marc Strauch with NS8 Corporation

     31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

     31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

     32.1     Section  1350  Certification  of  Chief  Executive  Officer

     32.2     Section  1350  Certification  of  Chief  Financial  Officer


(b)     Reports  on  Form  8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      NS8  Corporation



Dated:  May  14,  2004            By: /s/  Peter  Hogendoorn
                                      Peter Hogendoorn, CEO (Principal Executive
                                      Officer)