Form 10KSB/A
period 2003-12-31
NS8 CORP
filed 2004-08-19
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NUMBER 1 TO


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

GENERAL

     NS8's corporate offices are located in Seattle Washington. Its research and development facilities are located in British Columbia Canada and additional sales offices are located in Edina, Minnesota. NS8Corp is a technology research and development company that has developed proprietary software that serves as the foundation for our technology solutions for various commercial applications. NS8Corp is a development stage company with limited revenues to date.

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

     Our technology was created to enable users to experience the use and feel of actual software applications through normal high-speed internet connections without the need to download or install the software on a regular computer system. This technology allows for a variety of commercial applications such as on-demand, interactive and collaboration features with multiple simultaneous users' world wide. The technology also allows users to deliver video, audio and images in a secure manner while providing video and audio to the recipient of the content through simple high-speed internet connections.

     As part of the implementation of our business plan, NS8CORP is currently entering into a series of strategic commercial alliances that will enable the company to commercially deploy its technology with an expectation of maximum return and cost efficiency. The first of these commercial arrangements was completed during the second quarter of 2004. The Company anticipates that additional alliances will be completed during the balance of 2004. In February 2004, NS8CORP appointed
Dr. Thomas J. Routt as its new Co-Chief Architect, President and Director to help guide these efforts. In March 2004, NS8CORP appointed Marc Strauch, as its Chief Marketing Officer, to direct and implement the Company's new marketing plan.

OUR  PRODUCTS  AND  TECHNOLOGIES

NS8CORP technologies and products are highly adaptable for personal consumer or sophisticated commercial network applications. The Company's patent pending technologies and solutions address three growing problems with the protection, distribution and management of content in digital (Internet Protocol-based) environments:

1. The protection of digital information (content) as it is delivered through the Internet;

2.   The  revenue  and  value retention of the digital information to its owner;

3. The simplicity of accessing the digital information by the average consumer without significant technological experience.

     NS8Corp addresses these problems through two proprietary, patent pending technology solutions:

- NS8 Non-resident Software (NS8 ), a unique server-based technology that enables media-rich content to be delivered with significantly greater efficiency and security, and without the need of excessive broadband, resident memory consumption or hardware limitations.

- NS8 Security Protocol Integration (NS8 SPITM), an embedded security format which ensures that intellectual property rights, licenses, permissions, and assigned business rules reside within the digital content on a multi-generational basis.

     The combination of these technologies constitutes a patent pending services distribution solution for content distribution via the Internet to a personal computer or an IP-based set-top box to a consumer's television. These technologies are composed of modular software modules that fortify security, speed, payment, compression, collaboration and content quality. These software modules can be applied as stand-alone solutions or combined to produce service portals for specific industry verticals.

     During the test phase NS8CORP successfully launched two online management platforms. The first platform is Reelindie Global Network ("RGN"), an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry (film, television, music, fashion and advertising). The system includes a suite of secured online services and applications designed to manage and coordinate project planning and execution, human resources, production supply chains, promotions and communications. The second platform is Kaozz Entertainment Network ("KAOZZ"), an online distribution and communication platform for the secure commercialization of digital content and intellectual property (music, film, video and software).

Marketing  -  How  NS8  Corporation  Will  Sell  Its  Products  and  Services

NS8CORP is currently targeting the entertainment sector as it primary market focus. The three primary customer segments include:

1. Entertainment content owners - Includes motion pictures, television shows, specialty video, and animation produced for theatrical release, television viewing, DVD release, or viewing over the Internet;
2. Advertising content owners - Includes short and long form advertising viewed over television or the Internet, as well as the new breed of Internet only-based advertising such as banners, pop-up ads, interstitial ads, ads inserted into video files, and transparent ads that instantiate themselves on a web page;
3. Multiple Service Operators - Inclusive of cable television, telecommunications, and direct broadcast satellite operators who provide "last-mile" retail television and related digital services to consumers.

NS8CORP  will  market  its  technologies  and  services  in  two  primary  ways:

1.   Company  direct  to  customer
2.   Channel  re-sellers  and  distributors

NS8CORP direct customer sales will be from a top-down sales approach, commencing with demonstrating the Company's value proposition to senior business executives and then having the technologies and product solutions technically approved by technology experts within the company.

NS8CORP will develop a reseller channel of companies with expertise selling into and developing solutions for each of the different customer segments noted above. The sales approach will focus on the business decision maker.

Business  Model  -  How  NS8  Corporation  Will  Generate  Revenue

NS8CORP expects to license its software-based technologies in multi-year licensing agreements. The primary products that NS8CORP sells are:
1.   NS8  Security  Protocol  Integration  Management  System  and  Console
2.   NS8  Electronic  Program  Guide
     a.   NS8  EPG  for  Internet  Protocol
     b.   NS8  EPG  for  Set-top  Boxes
3.   NS8  Digital  Advertising  System
4.   NS8  Custom  Architecture  and  Integration  Services
5.   NS8  Security  Protocol  Integration  User  Upgrade  and  Support  Program

NS8CORP  will  derive  revenue  from  these  products  in  the  following  ways:
1.   License  revenue
2.   Custom  software  architecture
3.   Per  click  revenue  from  consumption  of  programs
4.   Advertising  placements

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company adopted a 2004 Stock Option Plan in February 2004, authorizing 30,000,000 shares under the Plan. During 2004, the Company issued 4,853,912 shares under the plan to certain employees and consultants of the Company. None of these options have been exercised and 882,500 have been cancelled as a result of employment terminations. The balance of the options outstanding as of May 30, 2004 is 3,971,412

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                                   NUMBER OF
                                                                                   SECURITIES
                                                                                   REMAINING
                                                                                 AVAILABLE FOR
                                              NUMBER OF                         FUTURE ISSUANCE
                                            SECURITIES TO                         UNDER EQUITY
                                           BE ISSUED UPON    WEIGHTED-AVERAGE     COMPENSATION
                                             EXERCISE OF      EXERCISE PRICE         PLANS
                                             OUTSTANDING      OF OUTSTANDING       (EXCLUDING
                                              OPTIONS,           OPTIONS,          SECURITIES
                                            WARRANTS AND       WARRANTS AND       REFLECTED IN
                                               RIGHTS             RIGHTS          COLUMN (A))
                                                 (A)               (B)                (C)
Equity compensation plans approved by
security holders                           None             $            _____                 0
Equity compensation plans not approved by
security holders                           None             $            _____                 0
TOTAL                                      None             $            _____                 0


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

     Our plan of operations is to continue the research and development of our proprietary software as a foundation for the solutions and development processes that we have already developed to various degrees and continue our research and development activities to further facilitate the development and implementation of various commercial applications.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

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

     The following table sets forth certain information concerning our contractual obligations and other commercial commitments as of December 31, 2003:

                                                 Payments due by Period
                                     ----------------------------------------------
Contractual Obligations:                      Less than 1    1-3     4-5    After 5
                                     Total       year       years    years   years
----------------------------------  --------  -----------  -------  ------  ------
Short-Term Loans                     225,000      225,000       -        -       -
----------------------------------  --------  -----------  -------  ------  ------
Loans from officers/ shareholders    149,825      149,825       -        -       -
----------------------------------  --------  -----------  -------  ------  ------
Long-Term Debt                             -            -       -        -       -
----------------------------------  --------  -----------  -------  ------  ------
Capital Lease Obligations             17,586       11,344   6,242        -       -
----------------------------------  --------  -----------  -------  ------  ------
Operating Leases                     150,351      140,566   9,785        -       -
----------------------------------  --------  -----------  -------  ------  ------
Unconditional Purchase Obligations         -            -       -        -       -
----------------------------------  --------  -----------  -------  ------  ------
Other Long-Term Obligations                -            -       -        -       -
----------------------------------  --------  -----------  -------  ------  ------
Total Contractual Cash Obligations   542,762      526,735  16,027        -       -
----------------------------------  --------  -----------  -------  ------  ------


                                   Amount of Commitment Expiration Per Period
                                ------------------------------------------------
Other Commercial Commitments    Total Amounts  Less than 1   1-3     4-5  Over 5
                                  Committed       year      years  years  years
------------------------------  -------------  -----------  -----  -----  ------
Lines of Credit                             -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------
Standby Letters of Credit                   -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------
Guarantees                                  -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------
Standby Repurchase Obligations              -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------
Other Commercial Commitments                -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------
Total Commercial Commitments                -            -      -      -       -
------------------------------  -------------  -----------  -----  -----  ------

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

OPTIONS  EXERCISED  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END  OPTION VALUES

Name              Shares                 Number of Shares Underlying  Value of Unexercised In-the-
                  Acquired on  Value     Unexercised  Options  at     Money  Options  at
                  Exercise     Realized  Fiscal  Year-End             Fiscal  Year-End  (1)
                   *    *                Exercisable   Unexercisable  Exercisable   Unexercisable
                  -----------  --------  ------------  -------------  ------------  -------------
Peter Hogendoorn           -         -     1,000,000              -   $  1,665,000             -
Anthony Alda . .           -         -     7,720,000(2)           -   $ 12,853,800             -
Leslie J. Ames .           -         -     1,250,000              -   $  2,081,250             -
Brent Bysouth. .           -         -     1,150,000(2)           -   $  1,914,750             -
Ricardo Rosado .           -         -     1,050,000              -   $  1,748,250             -

(1) Based on the December 31, 2003 closing bid price for our common stock of $1.70 per share.

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

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(a) Exhibit
    Number     Description
    # 2.1      Agreement and Plan of Merger dated November 3, 2003 among Registrant,
               DLVN  Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.
    # 2.2      Correction  Agreement  dated  November  3,  2003 among Registrant, DLVN
               Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.
    # 2.3      Certificate  of  Merger  filed  with  Delaware  Secretary  of  State
    # 2.4      Certificate  of  Merger  filed  with  Washington  Secretary  of State
     *3.1      Certificate  of  Incorporation
     +3.2      Amendment  of  Certificate  of Incorporation-dated October 13, 2003
     +3.3      Amendment  of  Certificate of Incorporation-dated December 17, 2003
     *3.4      By-Laws
     *3.5      Amended  By-Laws
    *10.1      Stock  Option  Plan  of  2001
   **10.2      Stock  Option  Plan  of  2004
   **10.3      Employment  Agreement  of  Peter  Hogendoorn with Canonline Global Media Inc.
   **10.4      Employment  Agreement  of  Ricardo  Rosado with Canonline Global Media Inc.
   **10.5      Employment  Agreement  of  Anthony  Alda with Canonline Global Media Inc.
   **10.6      Employment  Agreement  of  Leslie  J.  Ames with Canonline Global Media Inc.
   **10.7      Employment  Agreement  of  Michael  W.  Waage with Canonline Global Media Inc.
   **10.8      Employment  Agreement  of  Brent  R.  Bysouth with Canonline Global Media Inc.
   **10.9      Employment  Agreement  of  Thomas  Routt with Canonline Global Media Inc.
   **10.10     Employment  Agreement  of  Peter  Hogendoorn with Canonline Media Corp.
   **10.11     Employment  Agreement  of  Ricardo  Rosado with Canonline Media Corp.
   **10.12     Employment  Agreement  of  Anthony  Alda with Canonline Media Corp.
   **10.13     Employment  Agreement  of  Leslie  J.  Ames with Canonline Media Corp.
   **10.14     Employment  Agreement  of  Brent  R.  Bysouth with Canonline Media Corp.
     31.1      Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
     31.2      Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
     32.1      Section  1350  Certification  of  Chief  Executive  Officer
     32.2      Section  1350  Certification  of  Chief  Financial  Officer

#   Previously  filed  in  Registrant's  Form  8-K/A  filed  on January 31, 2004
*   Previously  filed  in  Registrant's  Form  SB-2
+ Previously filed in Registrant's Form 10-KSB for the year ended September 30, 2003
** Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2003

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


                                          NS8  CORPORATION
                                          (Registrant)


Date:  August 18,  2004                   By:  /s/  Anthony Alda
                                               ----------------------
                                               Anthony Alda, CEO (Principal
                                               Executive  officer)


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 18,  2004                   By:  /s/  Ricardo  Rosado
                                               --------------------------------
                                               Ricardo  Rosado,  Chief Financial
                                               Officer, Chief Operating  Officer
                                               and  Director

Date:   August 18,  2004                  By:  /s/  Anthony  Alda
                                               --------------------------------
                                               Anthony  Alda, Chairman  of  the
                                               Board  of  Directors and CEO

Date:   August 18,  2004                  By:  /s/  Leslie  J.  Ames
                                               --------------------------------
                                               Leslie  J.  Ames,  Director

Date:  August 18,  2004                   By:  /s/  Martin  L.  Calvert
                                               --------------------------------
                                               Martin  L.  Calvert,  Director

Date:  August 18,  2004                   By:  /s/  Michael  W.  Waage
                                               --------------------------------
                                               Michael  W.  Waage,  Director

Date:  August 18,  2004                   By:  /s/  Brent  R.  Bysouth
                                               --------------------------------
                                               Brent  R.  Bysouth,  Director

Date:  August 18,  2004                   By:  /s/  Thomas  Routt
                                               --------------------------------
                                               Thomas  Routt,  Director

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

Advertising  Costs
------------------
The  Company  expenses  advertising  costs  as  incurred.
For the years ended December 31, 2003 and 2002, advertising costs were $103,427, and $13,303, respectively.

Software  Development  Costs
----------------------------
Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. At December 31, 2003, all costs incurred to internally development our software had been expensed.

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

The conversion price for the debentures was determined in arms length negotiations between the Board of Directors of the Company and representatives of the investors. The negotiations were based on the best information available and took into account the value of the Company's financial position, results of operations, products, prospects and other factors relating to the Company's business including the high risk inherent in a start-up high technology company. There was no active public market for the Company's common stock at the time the debentures were issued

Two of the six investors are related parties of the Company. In October 2003, the two related party investors converted their debentures of $200,000 into 5,714,286 shares of common stock, and the remaining balance of $400,000 plus accrued interest was repaid in December 2003.

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