Form 10QSB
period 2004-06-30
NS8 CORP
filed 2004-08-19
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     (Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended:     June  30,  2004
                                                  ---------------


     [ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
             EXCHANGE  ACT

          For  the transition period from ________________ to __________________

                        Commission file number  333-75956


                                 NS8 Corporation
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                            13-4142621
        --------------------                                   -----------------
  (State  or  other  jurisdiction                              (IRS  Employer
of  incorporation  or  organization)                        Identification  No.)


        TwoUnion Square Center, 601 Union Street, Suite 4200, Seattle, WA 98101
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 652-3338
                         ------------------------------
                          (Issuer's telephone number)

                         ------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  the  past  90  days.     Yes   X        No
                                   ---           ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 89,213,431 as of July 19, 2004
                                                  ------------------------------

     Transitional  Small  Business Disclosure Format (check one).
Yes       ; No    X
    ------     ------

                                NS8 Corporation.
                                  June 30, 2004
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                       Page
                                                                       ----
Special Note Regarding Forward Looking Statements . . . . . . . . . .     3

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements. . . . . . . . . . . . . . . . . . . .     4
Item  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . .    18
Item  3.  Controls and Procedures . . . . . . . . . . . . . . . . . .    27

                          PART II - OTHER INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds    27
Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    28

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                             Page
                                                                          ----
Consolidated Balance Sheets as of June 30, 2004 (unaudited). . . . . . .     5

Consolidated Statements of Operations for the three months and and six
     months ended June 30, 2004 and June 30, 2003 (unaudited). . . . . .     6

Consolidated Statements of Cash Flows for the six months ended June 30,
     2004 and June 30, 2003 (unaudited). . . . . . . . . . . . . . . . .     7

Notes to Consolidated Financial Statements (unaudited) . . . . . . . . .     9


                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                          $    433,377
  Prepaid expenses and other current assets               163,333
                                                     -------------

    Total current assets                                  596,710

Property and equipment, net                               105,345
                                                     -------------

        Total assets                                 $    702,055
                                                     =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses              $    182,526
  Accrued payroll                                       1,598,775
  Current portion of capital lease obligations              7,611
  Short-term loans                                        225,000
  Loans from officers/shareholders                        514,102
                                                     -------------

    Total current liabilities                           2,528,015

Capital lease obligations, net of current portion           8,320

Convertible debentures                                  1,089,286
                                                     -------------

      Total liabilities                                 3,625,622
                                                     -------------

Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    50,000,000 shares authorized
    no shares issued and outstanding                            -
  Common stock, $0.0001 par value
    300,000,000 shares authorized
    89,213,431 shares issued and outstanding                8,921
  Additional paid-in capital                           14,923,112
  Deferred compensation                                (7,065,332)
  Accumulated other comprehensive loss                    (35,095)
  Deficit accumulated in the development stage        (10,755,172)
                                                     -------------

      Total shareholders' deficit                      (2,923,566)
                                                     -------------

        Total liabilities and shareholders' deficit  $    702,055
                                                     =============


   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months and Six Months Ended June 30, 2004 and 2003 and
                  for the Period from June 18, 1999 (Inception) to June 30, 2004
--------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                                                                                June 18,
                                                                                                  1999
                                      For the Three Months Ended   For the Six Months Ended    (Inception)
                                               June 30,                    June 30,                to
                                      --------------------------  --------------------------    June 30,
                                          2004          2003          2004          2003          2004
                                      ------------  ------------  ------------  ------------  -------------
Operating expenses
  Research and development            $   338,569   $   175,314   $   583,841   $   296,884   $  2,182,913
  General and administrative            2,798,018       534,255     4,577,827       948,064      8,464,807
                                      ------------  ------------  ------------  ------------  -------------

    Total operating expenses            3,136,587       709,569     5,161,668     1,244,948     10,647,720
                                      ------------  ------------  ------------  ------------  -------------

Loss from operations                   (3,136,587)     (709,569)   (5,161,668)   (1,244,948)   (10,647,720)
                                      ------------  ------------  ------------  ------------  -------------

Other income (expense)
  Other expense                             2,305        41,392         2,144        40,758         78,066
  Interest expense                       (109,099)      (12,563)     (120,559)      (23,479)      (185,518)
                                      ------------  ------------  ------------  ------------  -------------

    Total other income (expense)         (106,794)       28,828      (118,415)       17,279       (107,452)
                                      ------------  ------------  ------------  ------------  -------------

Net loss                              $(3,243,381)  $  (680,741)  $(5,280,083)  $(1,227,670)  $(10,755,172)
                                      ============  ============  ============  ============  =============

Basic and diluted loss per share      $     (0.04)  $     (0.01)  $     (0.06)  $     (0.02)
                                      ============  ============  ============  ============

Weighted-average shares outstanding    88,710,196    56,899,859    87,607,796    54,073,235
                                      ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Six Months Ended June 30, 2004 and 2003 and
                  for the Period from June 18, 1999 (Inception) to June 30, 2004
--------------------------------------------------------------------------------

                                                                            For the
                                                                          Period from
                                                                            June 18,
                                              For the Six Months Ended       1999
                                                      June 30,           (Inception) to
                                             --------------------------     June 30,
                                                 2004          2003          2004
                                             ------------  ------------  -------------
Cash flows from operating activities
  Net loss                                   $(5,280,083)  $(1,227,670)  $(10,755,172)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization               16,350        12,055         60,561
      Compensation charge for
        in-the-money stock options               110,000             -        110,000
      Accretion of warrants issued as
        as debt discount                          70,636             -         70,636
      Accretion of interest issued as
        as debenture discount                     17,857             -         17,857
      Issuance of stock for services              37,000        17,500         55,720
      Issuance of stock for compensation       2,041,667        31,576      3,070,822
      Issuance of warrants for compensation      487,022             -        487,022
      Options granted for services                     -             -          3,400
      (Increase) decrease in
        Prepaid expenses and other
          current assets                         (89,476)      (84,874)      (163,333)
      Increase (decrease) in
        Accounts payable and accrued
          expenses                                40,363       (50,909)       216,429
        Accrued payroll                          346,827       423,725      1,598,775
                                             ------------  ------------  -------------

Net cash used in operating activities         (2,201,837)     (878,597)    (5,227,283)
                                             ------------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Six Months Ended June 30, 2004 and 2003 and
                  for the Period from June 18, 1999 (Inception) to June 30, 2004
--------------------------------------------------------------------------------

                                                                            For the
                                                                          Period from
                                                                            June 18,
                                              For the Six Months Ended       1999
                                                      June 30,           (Inception) to
                                             --------------------------     June 30,
                                                 2004          2003          2004
                                             ------------  ------------  -------------
Cash flows from investing activities
  Purchase of property and equipment             (17,564)      (92,115)      (121,641)
                                             ------------  ------------  -------------

Net cash used in investing activities            (17,564)      (92,115)      (121,641)
                                             ------------  ------------  -------------

Cash flows from financing activities
  Payments on notes payable                            -        (1,967)             -
  Proceeds from notes payable                    250,000             -        250,000
  Proceeds from convertible debentures         1,500,000       600,000      2,100,000
  Proceeds from issuance of common
    stock                                              -       376,021      2,757,254
  Proceeds from loans from officers/
    shareholders                                 395,000       212,485      1,267,650
  Payments on loans from officers/
    shareholders                                (245,000)      (57,892)      (315,361)
  Proceeds from short term loans                       -             -        225,000
  Payments for redemption of shares                    -             -         (2,662)
  Offering costs                                       -             -        (33,242)
  Payments on convertible debentures                   -             -       (400,000)
  Payments on capital lease obligations           (4,744)      (16,574)       (31,939)
                                             ------------  ------------  -------------

Net cash provided by financing activities      1,895,256     1,112,073      5,816,700
                                             ------------  ------------  -------------

Effect of exchange rate changes
  on cash                                            861       (20,107)       (34,399)
                                             ------------  ------------  -------------

Net increase in cash and cash
  equivalents                                   (323,284)      121,254        433,377

Cash and cash equivalents,
  beginning of period                            756,661        32,002              -
                                             ------------  ------------  -------------

Cash and cash equivalents,
  end of period                              $   433,377   $   153,256   $    433,377
                                             ============  ============  =============

Supplemental disclosures of
  cash flow information

  Interest paid                              $     4,707   $     5,231   $     30,328
                                             ============  ============  =============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

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

On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company (the "Parent"), and DLVN Acquisition Co., a Delaware corporation and wholly owned subsidiaries of the Parent (the "Merger Sub"). Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

NS8, CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $10,755,172 at June 30, 2004. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

Development  Stage  Enterprise
------------------------------
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception, have been considered as part of the Company's development stage activities.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Stock-Based  Compensation  (Continued)
-------------------------
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months and six months ended June 30, 2004 and 2003:

                            For the Three Months Ended    For the Six Months Ended
                                    June  30,                    June 30,
                            --------------------------  --------------------------
                                2004         2003           2004          2003
                            ------------  ----------    ------------  ------------
  Net loss
  As reported               $(3,243,381)  $(680,741)    $(5,280,083)  $(1,227,670)
  Add stock based
    employee
    compensation
    expense included in
    net income, net of tax            -           -               -             -
  Deduct total stock
    based employee
    compensation
    expense determined
    under fair value
    method for all awards,
    net of tax                        -           -               -      (446,601)
                            ------------  ----------    ------------  ------------

      Pro forma             $(3,243,381)  $(680,741)    $(5,280,083)  $(1,674,271)
                            ============  ==========    ============  ============


  Loss per common share
    Basic - as reported     $     (0.04)  $   (0.01)    $     (0.06)  $     (0.02)
    Basic - pro forma       $     (0.04)  $   (0.01)    $     (0.06)  $     (0.03)
    Diluted - as reported   $     (0.04)  $   (0.01)    $     (0.06)  $     (0.02)
    Diluted - pro forma     $     (0.04)  $   (0.01)    $     (0.06)  $     (0.03)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the 6 months ended June 30, 2004: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 1.66%; and expected life of five years. Pro forma compensation expense for the three and six months ended June 30, 2004 is not presented since none of the options granted had vested during those periods.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                             For the Three Months Ended  For the Six Months Ended
                                    June  30,                   June  30,
                             --------------------------  ------------------------
                                2004        2003            2004        2003
                             ----------  ----------      ----------  ----------
  Options outstanding under
    the Company's stock
    option plans             18,897,614  14,886,702      18,897,614  14,886,702
  Warrants                    7,062,001           -       7,062,001           -

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  4  -  CONVERTIBLE  DEBENTURES

During May and June 2004, the Company issued two convertible secured debentures in the amount of $750,000 each to one Investment Company for a total price of $1,500,000. The convertible debentures bear interest at 5.0% per annum and mature on May 19, 2007 and June 25, 2007. The debentures are secured by all of the assets of the Company.

The secured debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of:
     - 120% of the closing bid price of the common stock as of the closing date, or
     - 80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debenture upon three business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed pro rata.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrant shall have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. The Company recognized interest expense of $17,857 in the accompanying statements of operations for the three and six months ended June 30, 2004, respectively.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  5  -  SHAREHOLDER'S  DEFICIT

Common  Stock
-------------
During the six months ended June 30, 2004, the Company completed the following transactions:

- In May 2004, the Company entered into an Equity Distribution Agreement with an investment company. Under the agreement the Company may issue and sell to the investment company common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. The investment company received a one-time commitment fee of 925,234 registered shares of the Company's common stock valued at $990,000. The investment company is paid a fee equal to 5% of each advance, which is retained by the investment company from each advance. On May 19, 2004, the Company entered into a Placement Agent Agreement with a registered broker-dealer in connection with the Equity Distribution Agreement. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 9,346 restricted shares of the Company's common stock valued at $10,000.

- An employee was terminated prior to the fulfillment of the vesting period on granted stock options; therefore, compensation charges of $60,000 were reversed during the period. This represents the value of stock options granted to the employee at exercise prices less than the Company's stock price on the date of the grant.

- In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. The stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. The Company recorded compensation expense of $1,365,000 and $2,211,667 for the value of the shares vested during the three and six months ended June 30, 2004 respectively.

- Issued 25,170 shares of common stock to a third party for services rendered valued at $37,000.

- Recorded compensation cost of $170,000 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  5  -  SHAREHOLDER'S  DEFICIT

Employee  Stock  Options
------------------------
The following summarizes the stock options transactions under the stock option plans:

                                                  Weighted-
                                                   Average
                                  Stock Options    Exercise
                                   Outstanding      Price
                                  --------------  ----------
  Outstanding, December 31, 2003     14,886,702   $    0.035
      Granted                         4,342,500   $    1.345
                                  --------------

  Outstanding, March 31, 2004        19,229,202   $    0.331
      Cancelled                        (537,500)  $    1.271
      Granted                           205,912   $    1.017
                                  --------------


  Outstanding, June 30, 2004         18,897,614   $    0.312
                                  ==============

  Exercisable, June 30, 2004         14,886,702   $    0.035
                                  ==============

Warrants
--------
On May 18, 2004, NS8 entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded deferred compensation of $4,134,021 for the value of the warrants. The Company recorded consulting expense of $487,022 for the value of the warrants earned during the three and six months ended June 30, 2004.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

Loans  from  Officers/Shareholders
----------------------------------
Loans from officers/shareholders at June 30, 2004 consisted of loans from several officers/shareholders to finance the Company's operations. At June 30, 2004, $514,102 was due to the officers/shareholders.

Note  and  Warrant  to  Shareholder
-----------------------------------
On May 13, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 47,500 shares of the Company's common stock for gross proceeds of $95,000 earning interest at 8% per annum. The note plus accrued interest was repaid in June, 2004, the warrants remain unexercised.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the closing market price per share on the warrant issue date, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $20,781 and will be recognized as interest expense over the period until the note matures or is converted. Because the debt was settled prior to the maturity date, the company recognized the entire $20,781 as interest expense during the quarter ended June 30, 2004.

On May 12, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due May 12, 2005.

On April 26, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 75,000 shares of the Company's common stock for gross proceeds of $150,000 earning interest at 8.5% per annum. The note plus accrued interest was repaid in June, 2004, the warrants remain unexercised.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $34,170 and will be recognized as interest expense over the period until the note matures or is converted. Because the debt was settled prior to the maturity date, the company recognized the entire $34,170 as interest expense during the quarter ended June 30, 2004.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------

On March 11, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 100,000 shares of the Company's common stock for gross proceeds of $250,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due on March 11, 2005.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. During the quarter ended June 30, 2004, the Company recognized $12,862 as interest expense related to the accretion of the debt discount.

NOTE  7  -  SUBSEQUENT  EVENTS

Stock  Options
--------------
In July 2004, the Company granted stock options to purchase 100,000 shares of common stock to certain employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

FORWARD-LOOKING  STATEMENTS

     This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to execute effectively the expansion of our business; managerial, operational and financial resource constraints; competition; our ability to manage our growth; our ability to effectively commercialize our products; the widespread adoption of security measures for the distribution of content through networks. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2003 annual report on Form 10-K filed with the Securities Exchange Commission on April 15, 2004.

     We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statement contained in this quarterly report on Form 10-QSB, or to explain why actual results differ.

OUR  BUSINESS

     NS8Corp is a technology research and development company that has developed proprietary software that serves as the technical foundation for our technology solutions for various commercial applications. NS8Corp is a development stage company with limited revenues to date.
Our technology was created to enable users to experience the use and feel of actual software applications through normal high-speed internet connections without the need to download or install the software on a regular computer system. This technology allows for a variety of commercial applications such as on-demand, interactive and collaboration features with multiple simultaneous users' world wide. The technology also allows users to deliver video, audio and images in a secured manner while providing video and audio to the recipient of the content through simple high-speed internet connections.

NS8CORP technologies and products are highly adaptable for personal consumer or sophisticated commercial network applications. The Company's patent pending technologies and solutions address three growing problems with the protection, distribution and management of digital content in digital (Internet Protocol-based) environments:

1. The protection of digital information (content) as it is delivered through the Internet;

2.   The  revenue  and  value retention of the digital information to its owner;
3. The simplicity of accessing the digital information by the average consumer without significant technological experience.

NS8Corp addresses these problems through two proprietary, patent pending technology solutions:

- NS8 Non-resident Software(TM) (NS8(TM)), a unique server-based technology that enables media-rich content to be delivered with significantly greater efficiency and security, and without the need of excessive broadband, resident memory consumption or hardware limitations.

- NS8 Security Protocol Integration(TM) (NS8 SPITM), an embedded security format which ensures that intellectual property rights, licenses, permissions, and assigned business rules reside within the digital content on a multi-generational basis.

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

Our  identified  principal  business  advantages  are:

- NS8 technologies can easily be customized and deployed to streaming server systems at relatively lower costs than most installed software applications that facilitate content on demand.

- NS8-SPI technologies are flexible and can easily adapt to any existing hardware infrastructure (i.e. cable head-end, digital telephony central office digital subscriber line access multiplexer (DSLAM), and satellite uplink/downlink) for easy programming distribution. The NS8-SPI security system provides instant revenue retention and dynamic business rules to new and existing digital assets distributed over Internet-based systems.

- NS8 digital distribution networks (DDN), which are capable of cost efficiently manage content aggregation and on-the-fly digitization, are able to create new service paradigms with respect to on-demand viewing and custom consumer programming, and provide new revenue opportunities to any participating DDN broadcast partner.

     NS8Corp has launched two online management platforms. The first platform is an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry. The system includes a suite of secured online services and applications designed to manage and coordinate project planning and execution, human resources, production supply chains, promotions and communications. The second platform is an online distribution and communication platform for the commercialization of digital content and intellectual property such as music, film, video and software.

     NS8Corp has also developed several "content on demand" networks using its proprietary non-resident software technologies that can be accessed through PC or Apple computers via the Internet.

     NS8Corp  is a development stage company with no operating revenues to date.

ALLIANCES  AND  EQUITY  FINANCING

     As part of our strategic alliance's plan of business, on May 26, NS8Corp signed a strategic business agreement with Broadband Utility Solutions of Bellevue, WA. The principals of Broadband Utility Solutions are highly regarded owner-operators with nearly 25 years experience in development and management of cable television and high-speed Internet access systems for multiple dwelling units and private cable operators. Broadband Utility Solutions will provide NS8 Corporation their expertise, business network, and industry insight to assist the company in selling the NS8 Video On-Demand solution to cable and telco companies with the goal of developing an intrinsic subscriber base. Based on our projections and plan of business, we have set the target to achieve 20 million subscribers within the next five years.

     NS8Corp continues to be actively engaged in negotiations with other third parties to complete other strategic alliances to commercially deploy our products and marketing strategies with maximum return and cost efficiency. We expect to complete negotiations with the participating parties before the end of our third quarter 2004.

     On May 18, 2004, NS8Corp entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8Corp with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8Corp issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8Corp common stock then outstanding, on a fully diluted basis. The warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.

     On May 19, 2004, the Company entered into a Securities Purchase Agreement with New Jersey based Cornell Capital Partners LP (Cornell Capital). Under the Securities Purchase Agreement, Cornell Capital was obligated to purchase an aggregate of $1,500,000 principal amount of the Secured Debenture from the Company. On May 19, 2004, Cornell Capital purchased $750,000 principal amount of the Secured Debenture. The additional $750,000 principal amount of the Secured Debenture was purchased on June 25, 2004, after the filing by us on June 22, 2004 of an SB-2 registration statement relating to the shares of common stock resulting from a conversion of the Secured Debenture. This financing will allow us to continue our operations and to expand our infrastructure.

     In addition, on May 19, 2004, NS8Corp also entered into a Standby Equity Distribution Agreement with Cornell Capital. Under the Standby Equity

Distribution Agreement, NS8Corp may issue and sell to Cornell Capital common stock for a total purchase price of up to $20,000,000. Upon signing the Standby Equity Distribution agreement, Cornell Capital received a one-time commitment fee of 925,234 shares of the Company's common stock Up to this date, NS8Corp has made no exercise of this Standby Equity Distribution Agreement.

     On May 19, 2004, NS8Corp entered into a Placement Agent Agreement with Florida based Newbridge Securities Corporation (Newbridge Securities), a registered broker-dealer. Pursuant to the Placement Agent Agreement, NS8Corp paid a one-time placement agent fee of 9,346 restricted shares of common stock equal to approximately $10,000 based on NS8Corp's stock price on May 19, 2004.

     On June 22, 2004 NS8Corp filed a SB-2 form document in relation to the sale of up to 31,075,285 shares of common stock of NS8 Corporation by Cornell Capital, MVI, and Newbridge Securities, as specified in the mentioned Agreements. NS8Corp is not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. NS8Corp will, however, receive proceeds from the sale of common stock under the Standby Equity Distribution Agreement between NS8Corp and Cornell Capital Partners, and upon the exercise of common stock purchase warrants issued under the Exclusive Advisory Agreement between NS8Corp and MVI. Any future proceeds we receive from the sale of common stock under the Standby Equity Distribution Agreement will be used for general working capital purposes.


BUSINESS  PLAN

Our second quarter of 2004 represents a continuation of the business and strategic initiatives implemented during the first quarter. Highlights include:

- We continue our research and development activities. We continue to achieve significant milestones that keep attracting industry interest towards our technologies.

- We seek to expand our research laboratories and deployment of our secure distribution network.

- We are building upon our current established strategic alliances creating industry awareness of our technologies and services, and we continue to pursue multi-year licensing agreements with identified client prospects.

- We seek to enter into value added partnerships, joint ventures and alliances that will enable our technologies to be successfully commercialized.

     NS8CORP is currently targeting the entertainment sector as it primary market focus. The three primary customer segments include:

1. Entertainment content owners - Inclusive of motion pictures, television shows, specialty video, and animation produced for theatrical release, television viewing, DVD release, or viewing over the Internet;

2. Advertising content owners - Inclusive of short and long form advertising viewed over television and/or the Internet, as well as the new breed of

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

Business  Model  -  How  NS8  Corporation  Will  Generate  Revenue

NS8CORP will license its software-based technologies in multi-year licensing agreements. The primary products that NS8CORP sells are:

1.   NS8  Security  Protocol  Integration  Management  System  and  Console
2.   NS8  Electronic  Program  Guide
     a.   NS8  EPG  for  Internet  Protocol
     b.   NS8  EPG  for  Set-top  Boxes
3.   NS8  Digital  Advertising  System
4.   NS8  Custom  Architecture  and  Integration  Services
5.   NS8  Security  Protocol  Integration  User  Upgrade  and  Support  Program

NS8CORP will derive revenue from the aforementioned products in the following ways:
1.   License  revenue
2.   Custom  software  architecture
3.   Per  click  revenue  from  consumption  of  programs
4.   Advertising  placements


RESULTS  OF  OPERATIONS

Three  Months Ending June 30, 2004 Compared to Three Months Ending June 30, 2003
--------------------------------------------------------------------------------

     Research and development expenses were $338,569 and $175,314 respectively, during the three-month periods ending June 30, 2004 (the "2004 Period") and June

30, 2003 (the "2003 Period"). This increase primarily relates to hardware and software expenditures for the expansion of the research and development laboratory. During the 2003 Period, the Company employed an average of 18 employees for research and development, compared to 20 employees in the 2004 Period. The Company continues to hire additional staff to further the evolution of core technologies, along with developing new applications to demonstrate the company's intellectual property. The total research and development expense incurred during the 2004 Period represents approximately 11% of the Company's total operating expenditures. Approximately 70% of research and development expenditures are for the compensation of research and development personnel.

     General and administrative expenses for the 2004 Period increased to $2,798,018 from $534,255 during the 2003 Period. The difference primarily results from compensation charges of $1,365,000 for stock grants issued to executive level employees, and consulting fees of $487,022 for warrants granted under an advisory agreement with Maximum Ventures. During the 2004 Period the Company employed approximately 15 employees compared to 11 employees in the 2003 Period. Some of the additional staff members are executives who are compensated at a much higher level in comparison to the average employee. Fees for professional services in the 2004 Period were approximately $352,000 higher than the 2003 Period. This increase results from legal fees attributed to work relating to corporate financing and securities filings, US patent applications, trademarks, and employee stock option agreements. Accounting expenses for audit fees and public reporting obligations also contributed to the increase in professional service expenditures.

     Interest expense for the 2004 Period increased to $109,099 from $12,563 during the 2003 Period. The company obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures.

     As a result of the foregoing, the Company incurred a net loss of $3,243,381 or $0.04 per share, during the 2004 Period, as compared to a net loss of $680,741, or $0.01 per share, during the 2003 Period. The Company incurred a loss from operations of $3,136,587 during the 2004 Period, as compared to a loss from operations of $709,569 during the 2003 Period.

Six  Months  Ending  June  30,  2004  Compared toSix Months Ending June 30, 2003
--------------------------------------------------------------------------------

     Research and development expenses were $583,841 and $296,884 respectively, during the six-month periods ending June 30, 2004 (the "Six-Month 2004 Period") and June 30, 2003 (the "Six-Month 2003 Period"). This increase primarily relates to hiring additional staff for research and development activities and hardware and software expenditures for the expansion of the research and development laboratory. During the Six-Month 2003 Period, the Company employed an average of 12 employees for research and development, compared to 20 employees in the Six-Month 2004 Period. The Company continues to hire additional staff to further the evolution of core technologies, along with developing new applications to demonstrate the company's intellectual property. The total research and development expense incurred during the Six-Month 2004 Period represents approximately 11% of the Company's total operating expenditures. The majority of these funds were utilized for the compensation of research and development personnel.

     General and administrative expenses for the Six-Month 2004 Period increased to $4,577,827 from $948,064 during the Six-Month 2003 Period. The increase resulted from hiring additional staff in each of the following areas:
Executives, Operations, Customer Service, Sales and Marketing. During the Six-Month 2004 Period the Company employed approximately 16 employees compared to 9 employees in the Six-Month 2003 Period. Some of the additional staff members are executives who are compensated at a much higher level in comparison to the average employee. The increase in general and administrative expenses can also be attributed to compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees, and consulting fees of

$487,022 for warrants granted under an advisory agreement with Maximum Ventures. During the Six-Month 2003 Period, the Company's offices occupied approximately 4,425 square feet, compared to 6,405 square feet in the Six-Month 2004 Period. The general operating expenses for the Company's Operations also increased as a result of the expansion. In the Six-Month 2004 Period, a public relations firm, marketing company, and various consultants were utilized for the purposes of developing marketing strategies, along with operations and business strategies. As a result, the advertising, promotion and consulting expenditures for the Six Month 2004 Period were $175,000 higher than the Six-Month 2003 Period. Travel expenditures for Six-Month 2004 Period were $63,240 higher than the Six-Month 2003 Period. This increase in travel resulted from meetings regarding bridge financing, in addition to marketing meetings and attendance to technology conferences. Fees for professional services in the Six-Month 2004 Period were approximately $408,365 higher than the Six-Month 2003 Period. This increase results from legal fees attributed to work relating to corporate financing and securities filings, US patent applications, trademarks, employee stock option agreements and other employment matters. Accounting expenses for audit fees and public reporting obligations also contributed to the increase in professional service expenditures.

     Interest expense for the Six-Month 2004 Period increased to $120,559 from $23,479 during the Six-Month 2003 Period. The company obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.

     As a result of the foregoing, the Company incurred a net loss of $5,280,083 or $0.06 per share, during the Six-Month 2004 Period, as compared to a net loss of $1,227,670, or $0.02 per share, during the Six-Month 2003 Period. The Company incurred a loss from operations of $5,161,668 during the Six-Month 2004 Period, as compared to a loss from operations of $1,244,948 during the Six-Month 2003 Period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its research and development activities to date with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:

                                      Six-Months Ended   Six-Months Ended
                                        June 30, 2004      June 30, 2003
                                      -----------------  -----------------
Sale of common stock                  $             000  $         376,021
------------------------------------  -----------------  -----------------
Short-term loans                      $         250,000  $             000
------------------------------------  -----------------  -----------------
Sale of convertible debentures        $       1,500,000  $         600,000
------------------------------------  -----------------  -----------------
Loans from officers and shareholders  $         395,000  $         212,485
------------------------------------  -----------------  -----------------

     The Company has suffered recurring losses from operations and has an accumulated deficit of $10,755,172 at June 30, 2004. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

     In May 2004, the Company entered into a $1.5 million Securities Purchase Agreement with Cornell Capital. On May 19, 2004, Cornell Capital purchased $750,000 principal amount of the Secured Debenture. The additional $750,000 principal amount of the Secured Debenture was purchased on June 25, 2004, after the filing by us on June 22, 2004 of an SB-2 registration statement relating to the shares of common stock resulting from a conversion of the Secured Debenture.

     In addition, on May 19, 2004, NS8Corp entered into an Equity Distribution Agreement with Cornell Capital. Under the Equity Distribution Agreement,
NS8Corp may issue and sell to Cornell Capital common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received a one-time commitment fee of 925,234 shares of the Company's common stock valued at $990,000. Cornell Capital is paid a fee equal to 5% of each advance, which is retained by Cornell Capital from each advance. On May 19, 2004, NS8Corp entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, NS8Corp paid a one-time placement agent fee of 9,346 restricted shares of common stock equal to approximately $10,000 based on NS8Corp's stock price on May 19, 2004. The Company has not exercised or given notice to Cornell Capital for an advance under the Standby Equity Distribution Agreement.

     The Company's current cash on hand is projected to sustain operations until mid August 2004. At that point, the company will need to exercise the Equity Distribution Agreement with Cornell Capital as described above. The financing obtained under agreement will be used in the areas of business development, operating capital, infrastructure and improvements. In the interim, the Company's ability to meet operating and capital requirements are dependent upon financing from external sources. However, the Company needs to be able to generate revenues from its core technologies to demonstrate and prove its economic viability.

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


                           PART II - OTHER INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On  May  19,  2004,  NS8Corp  entered  into  a Standby Equity  Distribution
Agreement with Cornell Capital Partners, LP. Under the Equity Distribution Agreement, NS8Corp may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 925,234 shares of the Company's common stock. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital Partners from each advance.

     On May 19, 2004, NS8Corp entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, NS8Corp paid a one-time placement agent fee of 9,346 restricted shares of common stock equal to approximately $10,000 based on NS8Corp's stock price on May 19, 2004.

     In addition, on May 19, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase an aggregate of $1,500,000 principal amount of the Secured Debenture from the Company. On May 19, 2004, Cornell Capital Partners purchased $750,000 principal amount of the Secured Debenture and on June 25, 2004 purchased an additional $750,000 principal amount of the Secured Debenture upon the filing by us of a registration statement relating to the shares of common stock resulting from a conversion of the Secured Debenture. The Secured Debenture accrues interest at a rate of 5% per year and matures three years from the issuance date. The Secured Debenture is convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or
(ii) 80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date. The debenture is secured by all of the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debenture upon 3 business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed, with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

     On May 18, 2004, NS8Corp entered into an Exclusive Advisory Agreement with MVI, pursuant to which MVI agreed to act as a business advisor to NS8Corp with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8Corp issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8Corp common stock then outstanding, on a fully diluted basis. The warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance.

     With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding NS8Corp so as to make an informed investment decision. More specifically, NS8Corp had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
     31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

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

                                     NS8  Corporation



Dated:  August  14,  2004            By:  /s/ Anthony  Alda
                                          -----------------
                                          Anthony Alda, CEO (Principal Executive
                                          Officer)