Form 10KSB/A
period 2003-12-31
NS8 CORP
filed 2004-09-17
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NUMBER 2 TO


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

EQUITY  COMPENSATION  PLANS

     On June 29, 2001, the Company adopted the 2001 Stock Option Plan. On February 4, 2004 the Company adopted the 2004 NS8 Corporation Employee Stock Option Plan. The Company does not have any other equity compensation plans as of the date of this Report.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company adopted a 2001 Stock Option Plan on June 29, 2001 authorizing 5,000,000 shares under the plan. The Company has not issued any options or rights under this plan.

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

                                                                                   NUMBER OF
                                                                                   SECURITIES
                                                                                   REMAINING
                                                                                 AVAILABLE FOR
                                              NUMBER OF                         FUTURE ISSUANCE
                                            SECURITIES TO                         UNDER EQUITY
                                           BE ISSUED UPON    WEIGHTED-AVERAGE     COMPENSATION
                                             EXERCISE OF      EXERCISE PRICE         PLANS
                                             OUTSTANDING      OF OUTSTANDING       (EXCLUDING
                                              OPTIONS,           OPTIONS,          SECURITIES
                                            WARRANTS AND       WARRANTS AND       REFLECTED IN
                                               RIGHTS             RIGHTS          COLUMN (A))
                                                 (A)               (B)                (C)
Equity compensation plans approved by
security holders (1)                       None             $            _____         5,000,000
Equity compensation plans not approved by
security holders                           None             $            _____                 0
TOTAL                                      None             $            _____         5,000,000

(1)  Includes  the  Company's  2001  Stock  Option  Plan.


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


                                          NS8  CORPORATION
                                          (Registrant)


Date:  September 17, 2004                 By:  /s/  Anthony Alda
                                               ----------------------
                                               Anthony Alda, CEO (Principal
                                               Executive  officer)


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 17, 2004                 By:  /s/  Ricardo  Rosado
                                               --------------------------------
                                               Ricardo  Rosado,  Chief Financial
                                               Officer, Chief Operating  Officer
                                               and  Director

Date:  September 17, 2004                 By:  /s/  Anthony  Alda
                                               --------------------------------
                                               Anthony  Alda, Chairman  of  the
                                               Board  of  Directors and CEO

Date:  September 17, 2004                 By:  /s/  Leslie  J.  Ames
                                               --------------------------------
                                               Leslie  J.  Ames,  Director

Date:  September 17, 2004                 By:  /s/  Martin  L.  Calvert
                                               --------------------------------
                                               Martin  L.  Calvert,  Director

Date:  September 17, 2004                 By:  /s/  Michael  W.  Waage
                                               --------------------------------
                                               Michael  W.  Waage,  Director

Date:  September 17, 2004                 By:  /s/  Brent  R.  Bysouth
                                               --------------------------------
                                               Brent  R.  Bysouth,  Director

Date:  September 17, 2004                 By:  /s/  Thomas  Routt
                                               --------------------------------
                                               Thomas  Routt,  Director

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

- issued 3,720,000 shares of common stock valued at $1,004,305 to employees of the Company as compensation. Between October 2002 and October 2003, certain employees of CGMI were granted shares by CGMI's Board in recognition of exemplary service. The Company did not have a stock ownership plan at the time of any of the stock grants. The shares vested over 18 months from the grant date. One of the terms of the vesting of the shares was that all shares would immediately become vested if more than 50% of the voting shares of CGMI were sold or transferred or otherwise disposed of to an individual or entity. This transfer of voting control was deemed to have occurred when Delivery Now Corp. acquired 100% of the outstanding shares of CGMI on December 18, 2003 and the vesting of the shares was accelerated so that the shares were fully vested on that date.

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

- between October and December 2002, the Company issued 2,310,000 shares of common stock valued at $80,850 to employees of the Company in recognition of exemplary service. The shares vest over 18 months from the grant date. The
Company recognized $24,850 in compensation expense during the year ended December 31, 2002 for the vested portion of the shares issued and recorded deferred compensation of $56,000 for the value of the unvested portion of the shares issued.

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