Form 10QSB/A
period 2004-06-30
NS8 CORP
filed 2004-09-17
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               Amendment No. 1 to
                                   FORM 10-QSB

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


                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                       June 30, 2004 (unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                          $    433,377
  Prepaid expenses and other current assets               163,333
                                                     -------------

    Total current assets                                  596,710

Property and equipment, net                               105,345
                                                     -------------

        Total assets                                 $    702,055
                                                     =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses              $    182,526
  Accrued payroll                                       1,598,775
  Current portion of capital lease obligations              7,611
  Short-term loans                                        225,000
  Loans from officers/shareholders                        514,102
                                                     -------------

    Total current liabilities                           2,528,015

Capital lease obligations, net of current portion           8,320

Convertible debentures, net of debt discount
  of $410,714                                           1,089,286
                                                     -------------

      Total liabilities                                 3,625,622
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

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was calculated at $428,581 and is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. The Company recognized interest expense of $17,857 in the accompanying statements of operations for the three and six months ended June 30, 2004, respectively.

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

Common  Stock
-------------
During the six months ended June 30, 2004, the Company completed the following transactions:

- In May 2004, the Company entered into an Equity Distribution Agreement with an investment company. Under the agreement the Company may issue and sell to the investment company common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. The investment company received a one-time commitment fee of 925,234 registered shares of the Company's common stock valued at $990,000 which has been recorded as an offering cost in the accompanying financial statements. The investment company is paid a fee equal to 5% of each advance, which is retained by the investment company from each advance. On May 19, 2004, the Company entered into a Placement Agent Agreement with a registered broker-dealer in connection with the Equity Distribution Agreement. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 9,346 restricted shares of the Company's common stock valued at $10,000.

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

                                     NS8  Corporation



Dated:  September 17, 2004           By:  /s/ Anthony  Alda
                                          -----------------
                                          Anthony Alda, CEO (Principal Executive
                                          Officer)