Form 10QSB
period 2004-09-30
NS8 CORP
filed 2004-11-15
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     (Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended:     September  30,  2004
                                                  --------------------


     [   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
             EXCHANGE  ACT

          For  the transition period from ________________ to __________________

                        Commission file number 333-75956


                                NS8 Corporation
                                ---------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                        13-4142621
   ---------------------------------                   --------------------
     (State or other jurisdiction                         (IRS  Employer
   of incorporation or organization)                   Identification  No.)


    Two Union Square Center, 601 Union Street, Suite 4200, Seattle, WA 98101
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 652-3338
                         ------------------------------
                          (Issuer's telephone number)


   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  the  past  90  days.       Yes  [ X ]         No  [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 89,213,431 as of October 1, 2004
                                                --------------------------------

     Transitional  Small  Business Disclosure Format (check one).  Yes [   ];
No  [ X ]

                                          NS8 Corporation.
                                         September 30, 2004
                                  Quarterly Report on Form 10-QSB


                                         Table of Contents


                                                                                                 Page
                                                                                                 ----
Special Note Regarding Forward Looking Statements . . . . . . . . . . . . . . . . . . . . . . .   3


                                   PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  21
Item  3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                                    PART II - OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                             Page
                                                                                          ----
Consolidated Balance Sheet as of September 30, 2004 (unaudited) . . . . . . . . . . .       5

Consolidated Statements of Operations for the three months and nine
months ended September 30, 2004 and September 30, 2003 (unaudited). . . . . . . . . .       6

Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2004 and September 30, 2003 and for the period from June
18, 1999 (inception) to September 30, 2004 (unaudited). . . . . . . . . . . . . . . .       7

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and September 30, 2003 and for the period from June
18, 1999 (inception) to September 30, 2004 (unaudited). . . . . . . . . . . . . . . .       8

Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . .       9

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  September 30, 2004 (unaudited)

                                ASSETS
Current assets
  Cash and cash equivalents                               $    135,178
  Prepaid expenses and other current assets                  2,896,715
                                                          -------------

    Total current assets                                     3,031,893

Property and equipment, net                                    112,218
                                                          -------------

        Total assets                                      $  3,144,111
                                                          =============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                   $    173,929
  Accrued payroll                                            1,626,285
  Current portion of capital lease obligations                   6,535
  Note payable                                                 325,000
  Notes payable - officers/shareholders                      1,084,513
                                                          -------------

    Total current liabilities                                3,216,261

Capital lease obligations, net of current portion                7,157

Convertible debentures, net of debt discount of $374,999     1,125,001
                                                          -------------

      Total liabilities                                      4,348,419
                                                          -------------

Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    50,000,000 shares authorized
    no shares issued and outstanding                                 -
  Common stock, $0.0001 par value
    300,000,000 shares authorized
    89,213,431 shares issued and outstanding                     8,921
  Additional paid-in capital                                15,116,681
  Deferred compensation                                     (2,053,333)
  Accumulated other comprehensive loss                         (39,822)
  Deficit accumulated in the development stage             (14,236,755)
                                                          -------------

      Total shareholders' deficit                           (1,204,308)
                                                          -------------

        Total liabilities and shareholders' deficit       $  3,144,111
                                                          =============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended September 30, 2004 and 2003 and for the Period from June 18, 1999 (Inception) to September 30, 2004 (unaudited)

                                                                                                           For the
                                                                                                         Period from
                                                                                                          June 18,
                                                                                                            1999
                                        For the Three Months Ended        For the Nine Months Ended     (Inception) to
                                             September 30,                      September  30,          September 30,
------------------------------------  --------------  --------------  --------------  ----------------
                                           2004            2003            2004             2003            2004
                                      --------------  --------------  --------------  ----------------  -------------
Operating expenses
  Research and development            $     235,100   $     312,639   $     818,941   $       609,523   $  2,418,013
  General and administrative              3,145,273         600,092       7,723,100         1,548,156     11,610,080
                                      --------------  --------------  --------------  ----------------  -------------

    Total operating expenses              3,380,373         912,731       8,542,041         2,157,679     14,028,093
                                      --------------  --------------  --------------  ----------------  -------------

Loss from operations                     (3,380,373)       (912,731)     (8,542,041)       (2,157,679)   (14,028,093)
                                      --------------  --------------  --------------  ----------------  -------------

Other income (expense)
  Other expense                             (10,952)         22,668          (8,808)           63,425         67,114
  Interest expense                          (90,258)        (13,762)       (210,817)          (37,241)      (275,776)
                                      --------------  --------------  --------------  ----------------  -------------

    Total other income (expense)           (101,210)          8,906        (219,625)           26,185       (208,662)
                                      --------------  --------------  --------------  ----------------  -------------

Net loss                              $  (3,481,583)  $    (903,824)  $  (8,761,666)  $    (2,131,495)  $(14,236,755)
                                      ==============  ==============  ==============  ================  =============

Basic and diluted loss per share      $       (0.04)  $       (0.02)  $       (0.10)  $         (0.04)
                                      ==============  ==============  ==============  ================

Weighted-average shares outstanding      89,213,431      59,200,680      88,146,914        55,801,165
                                      ==============  ==============  ==============  ================

   The accompanying notes are an integral part of these financial statements.

                                                                   NS8 CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        CONSOLIDATED STATEMENTS OF
                                                       COMPREHENSIVE INCOME (LOSS)
                                                     For the Three Months and Nine
                                      Months Ended September 30, 2004 and 2003 and
                                                 for the Period from June 18, 1999
                                     (Inception) to September 30, 2004 (unaudited)

                                                                                                   For the
                                                                                                 Period from
                                                                                                   June 18,
                                                                                                     1999
                                             For the Three Months        For the Nine Months     (Inception) to
                                             Ended  September 30,        Ended September 30,     September 30,
                                           ------------------------  --------------------------  -------------
                                               2004         2003         2004          2003          2004
                                           ------------  ----------  ------------  ------------  -------------
Net loss                                   $(3,481,583)  $(903,824)  $(8,761,666)  $(2,131,495)  $(14,236,755)

Other comprehensive income (loss)
  Foreign currency exchange income (loss)       (4,727)     14,733        (4,562)      (10,465)       (39,822)
                                           ------------  ----------  ------------  ------------  -------------

Comprehensive loss                         $(3,486,310)  $(889,091)  $(8,766,228)  $(2,141,959)  $(14,276,577)
                                           ============  ==========  ============  ============  =============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended September 30, 2004 and 2003 and for the Period from June 18, 1999 (Inception) to September 30, 2004 (unaudited)

                                                                            For the
                                                                          Period from
                                                                            June 18,
                                                                              1999
                                             For the Nine Months Ended   (Inception) to
                                                     September 30,       September 30,
                                             --------------------------  -------------
                                                 2004          2003          2004
                                             ------------  ------------  -------------
Cash flows from operating activities
  Net loss                                   $(8,761,666)  $(2,131,495)  $(14,236,755)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization               27,527        19,715         71,738
      Compensation charge for
        in-the-money stock options               110,000             -        110,000
      Accretion of warrants issued as
        as debt discount                          86,366             -         86,366
      Accretion of interest issued as
        as debenture discount                     53,572             -         53,572
      Issuance of stock for services              37,000        17,500         55,720
      Issuance of stock for compensation       3,406,667      (365,792)     4,435,822
      Issuance of warrants for compensation    1,529,023             -      1,529,023
      Options granted for services               173,250             -        176,650
      (Increase) decrease in
        Prepaid expenses and other
          current assets                        (217,860)     (119,787)      (291,717)
      Increase (decrease) in
        Accounts payable and accrued
          expenses                                31,764       (16,850)       207,831
        Accrued payroll                          374,337       519,056      1,626,285
                                             ------------  ------------  -------------

Net cash used in operating activities         (3,150,020)   (2,077,653)    (6,175,465)
                                             ------------  ------------  -------------

Cash flows used in investing activities
  Purchase of property and equipment             (34,013)      (98,454)      (138,090)
                                             ------------  ------------  -------------

Net cash used in investing activities            (34,013)      (98,454)      (138,090)
                                             ------------  ------------  -------------

Cash flows from (used in) financing
 activities
  Payments on notes payable                            -        (1,967)             -
  Proceeds from notes payable                    350,000             -        350,000
  Proceeds from convertible debentures         1,500,000       600,000      2,100,000
  Proceeds from issuance of common
    stock                                              -     1,259,763      2,757,254
  Proceeds from loans from officers/
    shareholders                               1,045,000       487,485      1,917,650
  Payments on loans from officers/
    shareholders                                (320,000)     (132,892)      (390,361)
  Proceeds from short term loans                       -             -        225,000
  Payments for redemption of shares                    -             -         (2,662)
  Offering costs                                       -             -        (33,242)
  Payments on convertible debentures                   -             -       (400,000)
  Payments on capital lease obligations           (6,983)      (18,798)       (34,178)
                                             ------------  ------------  -------------

Net cash provided by financing activities      2,568,017     2,193,591      6,489,461
                                             ------------  ------------  -------------

Effect of exchange rate changes
  on cash                                         (5,467)      (14,057)       (40,728)
                                             ------------  ------------  -------------

Net increase in cash and cash
  equivalents                                   (621,483)        3,427        135,178

Cash and cash equivalents,
  beginning of period                            756,661        32,002              -
                                             ------------  ------------  -------------

Cash and cash equivalents,
  end of period                              $   135,178   $    35,429   $    135,178
                                             ============  ============  =============

Supplemental disclosures of
  cash flow information

  Interest paid                              $     7,897   $     7,097   $     33,518
                                             ============  ============  =============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $14,236,755 at September 30, 2004. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Stock-Based  Compensation  (Continued)
-------------------------
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2004 and 2003:

                              For the Three Months        For the Nine Months
                               Ended September 30,        Ended September 30,
                            ------------------------  --------------------------
                                2004         2003         2004          2003
                            ------------  ----------  ------------  ------------
  Net loss
  As reported               $(3,481,583)  $(903,824)  $(8,761,666)  $(2,131,495)
  Add stock based
    employee
    compensation
    expense included in
    net income, net of tax            -           -             -             -
  Deduct total stock
    based employee
    compensation
    expense determined
    under fair value
    method for all awards,
    net of tax               (1,163,181)          -    (1,163,181)     (446,601)
                            ------------  ----------  ------------  ------------

      Pro forma             $(4,644,764)  $(903,824)  $(9,924,847)  $(2,578,096)
                            ============  ==========  ============  ============


  Loss per common share
    Basic - as reported     $     (0.04)  $   (0.02)  $     (0.10)  $     (0.04)
    Basic - pro forma       $     (0.05)  $   (0.02)  $     (0.11)  $     (0.05)
    Diluted - as reported   $     (0.04)  $   (0.02)  $     (0.10)  $     (0.04)
    Diluted - pro forma     $     (0.05)  $   (0.02)  $     (0.11)  $     (0.05)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the 9 months ended September 30, 2004: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.14%; and expected life of five years.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                              For the Three Months        For the Nine Months
                               Ended September 30,        Ended September 30,
                            ------------------------  --------------------------
                                2004         2003         2004          2003
                            ------------  ----------  ------------  ------------
  Options outstanding under
    the Company's stock
    option plans              19,197,614  14,886,702    19,197,614    14,886,702
  Warrants                     7,112,001           -     7,112,001             -

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  4  -  NOTE PAYABLE

On September 27, 2004, the Company entered into a promissory note agreement for gross proceeds of $100,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 27, 2005.

NOTE  5  -  CONVERTIBLE  DEBENTURES

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

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was calculated at $428,571 and is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. The Company recognized interest expense of $35,715 and $53,572 in the accompanying statements of operations for the three and nine months ended September 30, 2004, respectively.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  6  -  SHAREHOLDER'S  DEFICIT

Common  Stock
-------------
During the nine months ended September 30, 2004, the Company completed the following transactions:

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

- In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. The stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. The Company recorded compensation expense of $1,365,000 and $3,406,667 for the value of the shares vested during the three and nine months ended September 30, 2004 respectively.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  6  -  SHAREHOLDER'S  DEFICIT  (Continued)

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

Employee  Stock  Options
------------------------
The following summarizes the stock options transactions under the stock option plans:

                                                   Weighted-
                                                    Average
                                   Stock Options    Exercise
                                    Outstanding      Price
                                   --------------  ----------
  Outstanding, December 31, 2003      14,886,702   $    0.035
      Granted                          4,342,500   $    1.345
                                   --------------

  Outstanding, March 31, 2004         19,229,202   $    0.331
      Cancelled                         (537,500)  $    1.271
      Granted                            205,912   $    1.017
                                   --------------

  Outstanding, June 30, 2004          18,897,614   $    0.312
      Cancelled                          (50,000)  $    1.028
      Granted                            350,000   $    0.973
                                   --------------

  Outstanding, September 30, 2004     19,197,614   $    0.322
                                   ==============

  Exercisable, September 30, 2004     15,996,494   $    0.127
                                   ==============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  6  -  SHAREHOLDER'S  DEFICIT  (Continued)

Warrants
--------
On May 18, 2004, NS8 entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants have an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. The Company recorded consulting expense of $1,042,001 and $1,529,023 for the value of the warrants earned during the three and nine months ended September 30, 2004.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Notes Payable - Officers/Shareholders
-------------------------------------
Loans from officers/shareholders at September 30, 2004 consisted of loans from several officers/shareholders to finance the Company's operations. At September 30, 2004, $1,084,513 was due to the officers/shareholders. Various due dates and interest rates are stated below for the quarter ended September 30, 2004.

Note  and  Warrant  to  Shareholder
-----------------------------------
On September 24, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 24, 2005.

On September 9, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 9, 2005.

On August 23, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $200,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due August 23, 2005.

On August 12, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 50,000 shares of the Company's common stock for gross proceeds of $100,000 earning interest at 9.5% per annum. During September 2004, $75,000 plus accrued interest was repaid, the warrants remain unexercised.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------
Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the closing market price per share on the warrant issue date, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $20,319 and will be recognized as interest expense over the period until the note matures or is converted. During the three and nine months ending September 30, 2004, the Company recognized $2,728 as interest expense related to the accretion of the debt discount.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

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

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. The
Company recognized $13,002 and $28,691 as interest expense related to the accretion of the debt discount during the three and nine months ending September 30, 2004.

NOTE  8  -  CONTRACTS

In September 2004, the Company entered into a consulting services agreement with QED Management ("QED"). The services to be performed by QED include consultation, special projects and representation of the Company concerning strategy development, execution and business development. The term of the consulting services agreement is two years, unless terminated by QED or the Company on 30 days notice.

In consideration for QED's services, the Company will pay QED $10,000 per month. Subject to the conditions of the agreement the Company will grant QED 350,000 stock options to purchase the Company's common stock, as follows:
- 225,000 options issued upon execution of the consulting services agreement, at an exercise price of $1.01 per share. The options were issued on September 1, 2004, and vest fully upon grant with a term of five years. The value of the options is $173,250 and is included in prepaid expenses and other current assets. Compensation expense will be recognized over the life of the consulting services (two years).
- 125,000 options to be issued one year and one day after the agreement date, at an exercise price equal to the market price of the stock on the issue date. The options will vest fully upon grant with a term of five years. The value of these options will be assessed on the grant date which is one year and one day from after the agreement date.

On September 1, 2005, subject to the satisfactory completion of established work objectives the Company will pay QED a lump sum of $12,000 and the monthly fee will increase to $11,000 for the duration of the agreement.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  8  -  CONTRACTS  (Continued)

During September 2004, the company entered into a Letter of Understanding with Lifelong Educational Properties Inc. ("LEAP"). LEAP agreed to assist the Company with the marketing and sales of the Company's products in certain countries in Europe, Asia and Latin America. The term of the agreement is two years, and continues thereafter until terminated by either party on 90 days notice.

In consideration for LEAP's services, the Company will pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual will be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP will also earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for 1,000,000 of the warrants. The warrants were issued on October 7, 2004, and have a term of five years.

NOTE  9  -  SUBSEQUENT  EVENTS

Common  Stock
-------------
During October 2004, the company issued 500,000 shares of restricted stock to Maximum Ventures, Inc. ("MVI") in full payment of the compensation due to MVI under its advisory agreement regarding the Company's terminated transaction with Langley Park Investments, Inc.

Note  to  Shareholder
---------------------
On October 14, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due October 14, 2005.

Consulting  Agreement
---------------------
In October 2004, SRG LLC asserted a claim against the Company based on a professional consulting agreement dated December 2003. Under the agreement, SRG LLC was granted options to acquire 250,000 shares of common stock at an exercise price of $0.50 per share. SRG LLC had certain piggyback registration rights in the event that the Company filed a registration statement for the sale of common stock.

The Company terminated the agreement on the grounds of failure of consideration, non-performance and material breach in June 2004. SRG LLC claimed that it was entitled to have the shares underlying the option included in the registration statement filed by the Company on June 22, 2004. In October 2004, the Company agreed to settle all of SRG LLC's claims for a cash payment of $70,000, SRG LLC released the Company from all liabilities and the stock options were cancelled effective as of December 2003.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2004 (unaudited)

NOTE  9  -  SUBSEQUENT  EVENTS  (Continued)

SB-2  Registration
------------------
During October 2004, the Company filed a SB-2 registration statement with the Securities and Exchange Commission for the purpose of registering 33,746,226 shares for sale. The shareholders consist of Cornell Capital Partners who intends to sell up to 28,297,379 shares of common stock, 18,691,589 of which are under the Equity Distribution Agreement, 8,680,556 of which are under the Convertible Secured Debenture (the "Secured Debenture") and 925,234 of which were received from NS8Corp as a one-time commitment fee under the Equity Distribution Agreement. In addition to Cornell Capital Partners, the other stockholders selling shares under this offering are Newbridge Securities Corporation ("Newbridge"), who intends to sell up to 9,346 shares and MVI, who intends to sell up to 5,439,501 shares.

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

OUR  BUSINESS

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand NS8 Corporation ("NS8Corp"). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

NS8 Corporation is a Delaware corporation specializing in the development of leading edge smart-encryption and server-based software technologies applied to content on-demand over IP-based ("Internet Protocol") networks, including Internet Protocol Television ("IPTV").

We develop, manufacture, license, and support a range of software products for content protection, distribution management, auditing and reporting through wire-based and wireless networks. Our software products include a digital content Library-Distribution Management System ("NS8-LDMS"), digital security management application ("NS8-SPI") and Consumer Program and Shopping Guide ("NS8-CPG") as part of its IPTV and On-Demand Digital Distribution Network ("NS8-DDN") solutions. These products enable content owners to more efficiently and cost-effectively protect and manage the distribution of their digital libraries, retail merchandise and advertising placements within IP-based networks for telecommunication, and direct broadcast satellite environments.

NS8Corp also researches and develops advanced technologies for our future software products. We believe that the informed development of innovative high-value solutions for our integrated digital distribution platform is the key to meeting industry and customer needs and to our future growth. Through planned development during the past years, we have laid a technology foundation for long-term growth, developing innovative products targeted to creating opportunity for partners and improving customer satisfaction.

BUSINESS  PLAN

Our third quarter of 2004 represents a continuation of the business and strategic initiatives implemented during the previous quarter, and current industry news and research has validated the business focus we have as a company. We believe that the rapid growth of the ability to deliver Internet Protocol-based Television (IPTV) and IP-based content On-Demand has opened new business opportunities for content owners, content aggregators, service providers, consumer electronic manufacturers, retail merchants and advertisers. At the same time it has put tremendous pressure and new expectations on existing business models, back-office business systems and existing technology infrastructure throughout the entire content distribution chain.

Along with this, new business opportunities have been delayed due to rampant piracy, which is responsible for billions of dollars in lost revenue potential each year. Content owners must use technology to maximize their earnings potential. Aggregators and service providers need to protect copyrighted material as it travels over both private and public networks. Consumer electronics vendors need to maintain control of production without excessive restrictions placed on devices, while at the same time assuring content owners that piracy is not ignored.

During this critical time of transition, the NS8 Digital Distribution Network (NS8-DDN), NS8 Library Distribution Management System (NS8-LDMS), NS8 Security Protocol Integration (NS8-SPI), and NS8 Interactive Commerce and Consumer Program Guide (NS8-CPG) offer a technically elegant, intelligent, easy to deploy and economically cost-effective broadband security, commerce and distribution solutions for content owners, merchandise owners, and service providers such as telecommunication and direct broadcast satellite companies.

Key  market  opportunities  include:
     - The NS8Corp solutions will seamlessly interoperate with industry standard streaming servers currently in use;
     - NS8Corp technologies can easily be customized and deployed to streaming server systems at relatively lower costs than most installed software applications that facilitate content On-Demand distribution.
     - The NS8-SPI security system provides instant revenue retention and dynamic business rules to new and existing digital assets distributed over Internet-based systems.
     - NS8 Digital Distribution Networks (DDN), which are capable of cost efficiently managing content aggregation and on-the-fly digitization, are able to create new service paradigms with respect to on-demand viewing and custom consumer programming, and provide new revenue opportunities to any participating broadcast partner.
     - Content protection, distribution management, and auditing and reporting are necessary at all levels of the production and distribution of content to efficiently manage the flow of content to consumers and to identify how, when and where that content is consumed. NS8-SPI offers a leading edge Smart Content/DRM system combined with real-time tracking, auditing and reporting to provide a complete protection and business intelligence solution.
     - NS8 solutions can be licensed as a full integrated platform, or as individual modules that could integrate with customer's existent infrastructure, allowing customers to improve their systems without having to replace the current infrastructure.

NS8Corp will derive revenue from the aforementioned products and market opportunities in the following ways:
     1.   License  revenue
     2.   Custom  software  architecture
     3.   Per  click  revenue  from  consumption  of  content  programs
     4.   Advertising  placements

NEWS  AND  EVENTS

The third quarter 2004 represented a period of adjustments, growth and new technology development achievements for NS8Corp.

On July 15, 2004, Mr. Peter Hogendoorn resigned as Chief Executive Officer and a director, of NS8Corp. Mr. Hogendoorn served as the Company's CEO since January 2003. During this period he was responsible for the Company's financing efforts and was instrumental in defining and developing the Company's corporate focus and commercial objectives. Anthony Alda, Co-Founder and Chairman of the Board of NS8, took over as interim Chief Executive Officer. It is expected that Mr.
Hogendoorn will provide services to NS8Corp as an external independent consultant starting last quarter 2004.

On September 16, 2004, NS8Corp announced the engagement of two new senior marketing and business development executives as part of its corporate expansion to advance the commercialization of its Internet Protocol Television (IPTV) and IP On-Demand technology solutions:

- Mr. Brad Post joined the NS8Corp team as Chief Market Execution Advisor for market positioning, sales and partnership management, and client services within North America. He will be providing his services to NS8Corp as a consultant to the company. During a career spanning more than 25 years, Mr. Post has directed and led successful business teams as a senior management employee for Microsoft and Boeing, as well as a consultant to Intel, Deloitte & Touche, A.D. Little, CH2M Hill, and the United States Navy Pacific Command. In addition, Mr. Post has led business evaluation and audit teams for integration and acquisitions planning involving McDonnell-Douglas, Rockwell, Honeywell, Rada Instruments for the Boeing Company and Visio Corporation for Microsoft. Prior to NS8Corp, Brad was a principal marketing strategist for Microsoft Corporation where he co-managed the global rollout of Microsoft volume licensing operations and worldwide rollout of Microsoft Visio. Mr. Post also participated in the positioning strategies of Microsoft Windows XP and Windows ME products with industry analysts and influential business media. Mr. Post is a graduate of MIT's IT Business Value Management program and the Engineering Management program at the California Institute of Technology. Brad Post earned a Masters of Science in Management and Systems from Portland State University.

- Ms. Emma Steinberg joined the NS8Corp as Vice President for Business Development to lead commercialization activities for the application of NS8Corp technologies in the IPTV and IP On-Demand distribution sectors of the telecommunication market segment in North America. Prior to NS8Corp, Ms. Steinberg was Director of Channel Sales for Savvis Communication. At

     Internap Network Services, Ms. Steinberg was Director of Product Marketing and Director of Channel Programs where she developed and launched Internap's indirect sales channels consisting of referral, agent, and reseller partnerships and strategic alliances. Ms. Steinberg was also Senior Manager for National and Global Accounts for MCI WorldCom where she led Microsoft account teams to retain Latin American and European wide area networks (WANs) to provide over $55 million in sales during 1999 for MCI. Ms. Steinberg has served in various management positions for GTE (now Verizon) and American Technology Group, Japan. Ms. Steinberg is a graduate of business, Oxford and County College, England.

On September 21, 2004, NS8Corp announced a contract with LEAP Consulting, a company that provides project management and implementation services for technology companies, to penetrate international markets encompassing Europe, Asia, and Latin America. This long term contract provides NS8Corp with the benefit of the consulting services of and direct collaboration with two highly respected and experienced senior sales and business development executives:

- Mr. Robert Scott Zimmer (48), co-founder and partner in LEAP Consulting, will serve as Head of European and Asian Pacific Sales and Partnerships, leading the development of sales and strategic partnerships as it pertains to the Ns8Corp's IPTV telecommunication, broadband, and direct broadcast satellite initiatives in Europe and Asia Pacific. Mr. Zimmer was one of the founding executives of the EchoStar group of companies and served as Chairman of EchoStar Satellite Corporation and Vice Chairman of EchoStar Communications Corporation, the second largest direct broadcast satellite company in the world. During Mr. Zimmer's tenure at Echostar, he started EchoStar International Corporation, serving as its President for over 10 years and overseeing offices located throughout Europe, Africa, Asia, and the Middle East. Mr. Zimmer was responsible for the successful launch of EchoStar's first direct broadcast satellite from Xichang, China.

- Mr. Charles Doble (46), a partner in LEAP Consulting, will serve as head of Latin American and Latin European Sales and Partnerships. Mr. Doble will lead a team to develop the Latin American and Latin European markets for NS8Corp's technologies applied in IPTV cable, IPTV telco, and IP-to-IP broadband distribution. He will also assist Mr. Zimmer in building sales and strategic partnerships in Europe. Prior to co-founding LEAP, Mr. Doble was President of BFI Europe, a $1.4 billion subsidiary of BFI, Inc. (Browning Ferris Industries). Mr. Doble worked 13 years at BFI Europe serving in various management roles prior to becoming its President.

During the third quarter 2004 period, NS8 Corporation joined with Midstream Technologies Inc. to provide video streaming servers, and with Amino Communications to provide next generation IP-based set-top boxes ("STBs"). NS8Corp successfully integrated NS8-SPI with the MidStream MVS2000 server (which currently supports 480 simultaneous streams at 3.75 Mbps) and the Amino AmiNET110 STB in NS8Corp's video on-demand ("VOD") laboratory for its IP-to-PC and IP-to-STB-TV initiatives. Tests demonstrated NS8Corp's ability to provide a transparent PC-based entertainment network environment for the home or to personal media playback devices. This solution maintains the integrity of the on-demand content delivery, payment, management, and audit systems for both content owners and multiple system operators including cable, telecommunications, and direct broadcast satellite providers.

The  Future

Our focus during the last quarter of 2004 is to build on this foundation, and execute in the key areas of market development and product introduction, as follows:
1. We will continue our research and development program with the focus on maintaining the competitive advance of our integrated distribution platform, delivering innovative value propositions to industry customers.
2. NS8Corp will endeavor to continue to effectively attend to industry needs, and we will build upon our established strategic alliances to create industry awareness of our technologies and services. We will also continue to pursue multi-year licensing agreements with identified client prospects.
3. NS8Corp will continue to seek to enter into new value added partnerships, joint ventures and alliances that will enable our technologies to be successfully commercialized.

RESULTS  OF  OPERATIONS

Three Months Ending September 30, 2004 Compared to Three Months Ending September
--------------------------------------------------------------------------------
30,  2003
---------

     Research and development expenses were $235,100 and $312,639 respectively, during the three-month periods ending September 30, 2004 (the "2004 Period") and September 30, 2003 (the "2003 Period"). The decrease can be attributed to a decline in hardware and software purchases during the period. Expenditures for hardware and software components for the purpose of research and development were approximately $67,000 higher in the 2003 Period compared to the 2004 Period. During the 2003 Period, the Company employed an average of 20 employees for research and development, compared to 18 employees in the 2004 Period. The total research and development expense incurred during the 2004 Period represents approximately 7% of the Company's total operating expenditures. Approximately 97% of research and development expenditures are for the compensation of research and development personnel.

     General and administrative expenses for the 2004 Period increased to $3,145,273 from $600,092 during the 2003 Period. The difference primarily results from compensation charges of $1,365,000 for stock grants issued to executive level employees, and consulting fees of $1,042,001 for warrants granted under an advisory agreement with Maximum Ventures. During the 2004 Period the Company employed approximately 15 employees compared to 14 employees in the 2003 Period. Some of the staff members in the 2004 Period are executives who are compensated at a much higher level in comparison to the average employee. Fees for professional services in the 2004 Period were approximately $36,000 higher than the 2003 Period. This increase results from legal fees attributed to work relating to corporate financing and securities filings.
Accounting expenses for audit fees and public reporting obligations also contributed to the increase in professional service expenditures. Consulting fees in the 2004 Period were approximately $37,000 higher than the 2003 Period. The Company is utilizing the services of various consultants to assist with the development of marketing plans and strategies.

     Interest expense for the 2004 Period increased to $90,258 from $13,762 during the 2003 Period. The company obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures.

     As a result of the foregoing, the Company incurred a net loss of $3,481,583 or $0.04 per share, during the 2004 Period, as compared to a net loss of $903,824, or $0.02 per share, during the 2003 Period. The Company incurred a loss from operations of $3,380,373 during the 2004 Period, as compared to a loss from operations of $912,731 during the 2003 Period.

Nine  Months  Ending September 30, 2004 Compared to Nine Months Ending September
--------------------------------------------------------------------------------
30, 2003
--------

     Research and development expenses were $818,941 and $609,523 respectively, during the nine-month periods ending September 30, 2004 (the "Nine-Month 2004 Period") and September 30, 2003 (the "Nine-Month 2003 Period"). This increase primarily relates to hiring additional staff for research and development activities and hardware and software expenditures for the expansion of the research and development laboratory. During the Nine-Month 2003 Period, the Company employed an average of 15 employees for research and development, compared to 20 employees in the Nine-Month 2004 Period. The Company continues to hire additional staff to further the evolution of core technologies, along with developing new applications to demonstrate the Company's intellectual property. The total research and development expense incurred during the Nine-Month 2004 Period represents approximately 10% of the Company's total operating expenditures. The majority of these funds were utilized for the compensation of research and development personnel.

     General and administrative expenses for the Nine-Month 2004 Period increased to $7,723,100 from $1,548,156 during the Nine-Month 2003 Period. The increase resulted from hiring additional staff in each of the following areas:
Executives, Operations, Customer Service, Sales and Marketing. During the Nine-Month 2004 Period the Company employed approximately 16 employees compared to 11 employees in the Nine-Month 2003 Period. Some of the additional staff members are executives who are compensated at a much higher level in comparison to the average employee. The increase in general and administrative expenses can also be attributed to compensation charges of $3,516,667 for stock grants and stock options issued to executive level employees, and consulting fees of $1,529,023 for warrants granted under an advisory agreement with Maximum Ventures. During the Nine-Month 2003 Period, the Company's offices occupied approximately 4,425 square feet, compared to 6,405 square feet in the Nine-Month 2004 Period. The general operating expenses for the Company's Operations also increased as a result of the expansion. In the Nine-Month 2004 Period, a public relations firm, marketing company, and various consultants were utilized for the purposes of developing marketing strategies, along with operations and business strategies. As a result, the advertising, promotion and consulting expenditures for the Nine-Month 2004 Period were approximately $199,000 higher than the Nine-Month 2003 Period. Travel expenditures for Nine-Month 2004 Period were $121,820 higher than the Nine-Month 2003 Period. This increase in travel resulted from meetings regarding bridge financing, in addition to marketing meetings and attendance to technology conferences. Fees for professional services in the Nine-Month 2004 Period were approximately $444,365 higher than the Nine-Month 2003 Period. This increase results from legal fees attributed to work relating to corporate financing and securities filings, US patent applications, trademarks, employee stock option agreements and other employment matters. Accounting expenses for audit fees and public reporting obligations also contributed to the increase in professional service expenditures.

     Interest expense for the Nine-Month 2004 Period increased to $210,817 from $37,241 during the Nine-Month 2003 Period. The Company obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.

     As a result of the foregoing, the Company incurred a net loss of $8,761,666 or $0.10 per share, during the Nine-Month 2004 Period, as compared to a net loss of $2,131,495, or $0.04 per share, during the Nine-Month 2003 Period. The Company incurred a loss from operations of $8,542,041 during the Nine-Month 2004 Period, as compared to a loss from operations of $2,157,679 during the Nine-Month 2003 Period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its research and development activities to date with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:

                                 Nine-Months Ended    Nine-Months Ended
                                September 30, 2004   September 30, 2003
                                -------------------  -------------------
Sale of common stock            $               000  $         1,259,763
------------------------------  -------------------  -------------------
Short-term loans                $           350,000  $               000
------------------------------  -------------------  -------------------
Sale of convertible debentures  $         1,500,000  $           600,000
------------------------------  -------------------  -------------------
Loans from officers and         $         1,045,000  $           487,485
shareholders

     The Company has suffered recurring losses from operations and has an accumulated deficit of $14,236,755 at September 30, 2004. Primarily as a result of our recurring losses and our lack of liquidity, the Company has received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

     The Company's current cash on hand is projected to sustain operations until November 2004. At that point, the company will need to exercise the Equity Distribution Agreement with Cornell Capital as described above. The financing obtained under the agreement will be used in the areas of business development, operating capital, infrastructure and improvements. In the interim, the Company's ability to meet operating and capital requirements are dependent upon financing from external sources. However, the Company needs to be able to generate revenues from its core technologies to demonstrate and prove its economic viability.


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

(a)     Exhibits
          31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

          31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

          32.1 Section  1350  Certification  of  Chief  Executive  Officer

          32.2 Section  1350  Certification  of  Chief  Financial  Officer


(b)     Reports  on  Form  8-K

          On  August  10, 2004, the Company filed a Report on Form 8-K regarding
Item  4,  Changes  in  Certifying  Accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 NS8  Corporation



Dated:  November  12,  2004      By:  /s/  Anthony  J.  Alda
                                      ---------------------------------
                                      Anthony J. Alda, Chairman of the Board and
                                      CEO (Principal Executive Officer)