Form 10KSB
period 2004-12-31
NS8 CORP
filed 2005-04-05
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
     (Mark  One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  fiscal  year  ended:  December  31,  2004
                                     -------------------

OR

          [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  ___________________to ____________

     Commission  file  number          333-75956
                                       ---------

                                NS8 Corporation
                                ----------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

             Delaware                                             13-4142621
             --------                                             ----------
  (State  or  Other  Jurisdiction                              (IRS  Employer
Of  Incorporation  or Organization                          Identification  No.)

One Union Square Center, 600 University Street, Suite 1525, Seattle, WA    98101
    ----------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

     Issuer's  Telephone  Number  (206)  331-4545
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

     State  registrant's  revenues  for  its  most  recent  fiscal  year:
$0.00
--------

     As of March 16, 2005, there were 98,674,833 shares of the registrant's common stock, par value $0.0001 issued and outstanding and 7,225,722 unexchanged shares of CanOnline Global Media Inc ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 69,642,761 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$11,142,842 based on the average closing bid and asked bid price of the registrant's common stock on March 16, 2005. The market value of the unexchanged shares of CGMI is US$1,156,115 based on the average closing bid and asked price of the registrant's common stock on March 16, 2005, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional  small  business  disclosure  format  (check  one):
Yes  [  ];   No  [x]

Documents  Incorporated  By  Reference:  None
                                         ----

TABLE  OF  CONTENTS

Item  Number and  Caption                                                   Page
-------------------------                                                   ----

Forward-Looking  Statements                                                   4

PART  I                                                                       5
  ITEM  1.  Description  of  Business                                         5
  ITEM  2.  Description  of  Property                                        19
  ITEM  3.  Legal  Proceedings                                               20
  ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders      20
PART  II                                                                     20
  ITEM  5.  Market  for  Common  Equity and Related Stockholder Matters      21
  ITEM  6.  Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations                                          23
  ITEM  7.  Financial  Statements                                            30

  ITEM  8.  Changes in and Disagreements with Accountants on Accounting and
            Financial  Disclosure                                            30
  ITEM  8A. Controls  and  Procedures.                                       30
PART  III                                                                    30
  ITEM  9.  Directors,  Executive  Officers, Promoters and Control Persons;
            Compliance  with  Section  16(A)  of  the  Exchange  Act         30
  ITEM  10. Executive  Compensation                                          34
  ITEM  11. Security  Ownership Of Certain Beneficial Owners And Management  41
  ITEM  12. Certain  Relationships  and  Related  Transactions               42
  ITEM  13. EXHIBITS,  List  and  Reports  on  Form  8-K                     43

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

Industry  Data

In this report, we refer to information regarding the growth of high-speed internet lines in the United States between homes and businesses from the U.S. Federal Communications Commission (the "FCC"), an independent U.S. government agency charged with regulating interstate and international communications by radio, television, wire, satellite and cable. We also refer to information regarding households in the United States that are capable of receiving video-on-demand from the Leichtman Research Group, Inc., a research and consulting firm independent of industry participants that specializes in the broadband, media and entertainment industries. We also refer to information from Yankee Group Research, Inc. ("Yankee Group"), a Boston based research products and consulting services firm primarily serving the telecommunications and wireless industry, the consumer, entertainment and media industry, and the information technology ("IT") hardware, software and services segments of the technology industry. We believe that all of the information in this form 10-KSB that is based on statements from the FCC, the Leichtman Research Group and the Yankee Group is independent and reliable.

Currency

Unless we otherwise indicate in this registration statement, references to "USD", "Dollars" or "$" are to the lawful currency of the United States. Any references to "CAD", "Dollars Canadian" or similar terms are to the lawful currency of Canada.

                                     PART I

ITEM  1.     Description  of  Business

Corporate  History

NS8 Corporation ("NS8Corp", the "Company"), was incorporated under the name Delivery Now Corp. in the State of Delaware on October 3, 2000.

Until December 17, 2003, we delivered envelopes by bike messengers and packages by van in the New York City metropolitan area through our wholly owned subsidiary BMW Messenger Services, Inc. ("BMW"). BMW received phone calls from customers seeking such deliveries and then dispatched its messengers via two-way radio to deliver the envelopes and packages via bicycle or van. BMW obtained these job orders through referrals from existing customers and through its sales force.

BMW was formed on September 23, 1999 in the State of New York and operated as an S Corporation from inception through October 3, 2000 when we acquired it. On October 3, 2000, we acquired 100% of BMW's common stock in exchange for 2,500,000 shares of our common stock. At the time of the transaction, Michael Conte was our sole shareholder.

On  December  17,  2003,  we  changed  our  name  to  NS8  Corporation.

On December 18, 2003, we discontinued the messenger delivery service business in connection with the merger transaction described below.

     Merger  with  CanOnline  Global  Media,  Inc.

On November 3, 2003, we entered in to an Agreement and Plan of Merger (the "Merger Agreement") with CanOnline Global Media, Inc. ("CanOnline"), a Washington corporation, and DLVN Acquisition, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was our wholly owned subsidiary prior to the transaction.

On December 18, 2003 the transactions contemplated by the Merger Agreement closed, and a merger (the "Merger") was effected among us, CanOnline and Acquisition Subsidiary

Pursuant to the Merger Agreement, (i) Acquisition Subsidiary was merged into CanOnline with CanOnline becoming the surviving corporation, (ii) the holders of the 66,670,346 shares of issued and outstanding CanOnline common stock exchanged their CanOnline common stock for shares of our common stock at a one for one ratio, receiving in the aggregate 66,670,346 shares of our common stock in exchange for their shares of CanOnline common stock, (iii) the holders of options to acquire an aggregate of 14,886,702 shares of CanOnline's common stock exchanged their options for options to acquire our common stock at a one for one ratio, receiving in the aggregate options to acquire 14,886,702 shares of our common stock, and the 100 shares of common stock of Acquisition Subsidiary issued and outstanding prior to the Merger were converted into 100 shares of CanOnline common stock, with CanOnline becoming our wholly owned subsidiary.

Simultaneously with the closing of the Merger, we transferred all of the issued and outstanding stock of our wholly owned subsidiary, BMW Messenger Service, Inc. ("BMW"), to Michael Conte and Brian Seinwels in exchange for 24,950,000 shares of our common stock. Mr. Conte was our director, chief executive officer and president, and Mr. Seinwels was our Vice President until the closing of the Merger. These shares were cancelled and restored to our authorized and unissued capital stock.

Prior to the Merger, our operations consisted primarily of the messenger delivery service conducted by BMW. This business is now wholly owned by Mr. Conte and Mr. Seinwels and is no longer operated by us.

Our  primary  operation  now  consists  of  the  operations  of  CanOnline.

The number of shares of our common stock exchanged for the CanOnline common stock was determined in arms-length negotiations between our Boards of Directors and the board of directors of CanOnline. The negotiations took into account the value of CanOnline's financial position, results of operations, products, prospects and other factors relating to CanOnline's business. At the time of the Merger, there were no material relationships between CanOnline and us or any of our affiliates, any of our directors or officers or any associate of any of our officers or directors.

The number of shares of our common stock transferred to us in exchange for the BMW common stock was determined by our Board of Directors, which included Mr. Conte and Mr. Seinwels. This transaction was approved and ratified by the Board of Directors of CanOnline, which was independent with respect to this transaction.

The exchange of CanOnline shares for our shares was exempt from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) of that Act.

General

We are a technology research and development company focused on creating software tools which secure, trace and record the distribution of intellectual property across internet protocol based channels. Our mission is to facilitate the advanced distribution of on-demand options to the consumer. We believe this can be accomplished by concurrently addressing the security and licensing needs of content owners while also meeting the bandwidth delivery and revenue capture requirements of content distributors. Our software is delivered through normal high-speed internet connections and does not require download or installation on resident computer systems. We developed it to use the Internet's extensive network and delivery capabilities without imposing excessive broadband, resident memory consumption or hardware limitations.

We operate through two wholly-owned subsidiaries, CanOnline Media Corporation ("CMC") and CanOnline. CMC was incorporated on June 18, 1999 and is a British Columbia, Canada corporation. CMC conducts all our proprietary technology research and development activities. CanOnline was incorporated on March 15, 2000 as a Washington corporation and is focused on the marketing, licensing and commercialization of the products and technology of CMC.

We  are  a  development  stage  company  with  minimal  revenues  to  date.

Industry

In 2004, significant changes occurred within the competitive and technological business landscape of providing interactive broadband service to consumers, such as cable companies beginning to deploy voice services and traditional phone companies beginning to deploy videoWe believe that these changes established a foundation for the convergence of services delivered over Internet Protocol ("IP") based networks. The business case for convergence now rests on the principles of lowering network equipment and infrastructure costs, network administration costs and overall costs associated with the delivery of services. We believe that IP networks are conducive to lowering delivery costs in that they can easily be scaled to provide a multitude of services and applications that can be bundled for sale to interactive broadband consumers.

Convergence has caused the telecommunications industry to expand its traditional focus by offering services to compete within the boundaries of cable and satellite service. Telecommunications operators are now diversifying their service offerings with local exchange, long-distance telephone, wireless, high-speed Internet and internet video on demand services to remain competitive. At the same time, cable companies have been upgrading their digital networks with capacity to carry larger quantities of data at faster rates that allow them to offer additional services such as voice and video-on-demand ("VOD"). As a result, once disparate industries are now competing head-to-head by rapidly rolling out overlapping services and applications to capture and keep their valuable subscribers.

According to the U.S. Federal Communications Commission, high-speed internet lines between homes and businesses in the U.S. totaled 32.5 million in the second half of 2004. VOD has been a driving force for the adoption of advanced digital service packages delivered to the home. The Leichtman Research Group, Inc. conducted surveys in December 2004 of households in four U.S markets. The group, which specializes in research and analysis on broadband, found that the percent of digital cable subscribers who have used VOD is now 50-69%, or roughly twice the rate found a year and a half ago. According to the Leichtman Group, there are currently 22 million VOD-capable households in the United States, a number it expects to grow to 32.2 million by 2008. A 2004 Yankee Group Research, Inc. study found that the bundling of video, voice and data services increases average revenue per user, while decreasing churn.

We believe that the increase in VOD programming and on-demand viewers presents an opportunity for broadband service providers, as well as the advertisers and merchants wanting to reach those growing viewers. The one-to-one nature of delivering content and services in an IP based network provides opportunity for advertisers to better target and track the efficiency of their advertisements. It also offers retail merchants the opportunity to participate in new television-based distribution channels.

We believe that the large capital outlay by cable companies and large telecommunications firms, such as SBC Communications Inc., to upgrade their digital networks is a validation of the importance these industries are placing on the delivery of VOD and other advanced interactive services as a differentiator to their subscribers. We believe that although VOD will continue to be an important strategic differentiator for broadband providers, the addition of multiple advanced interactive services bundled with and complimentary to VOD will ultimately be the competitive lynch-pin.

Our  Products  and  Technologies
--------------------------------

We designed our suite of software products to address five growing problems in the industry, namely the inability:

- to effectively protect digital content as it is delivered through the Internet;

- to accurately account for the usage of the content as it is distributed by the service provider to its consumers;

-    to  accurately  capture  revenue  each  time  digital  content is consumed;

     to  meet  growing  consumer demand for real-time access to digital content;
and

- to provide consumers with complete portable media access using a single service provider.

We  seek  to  address  these  problems  through  three  principal  technologies:

- Behavioral Network Management Systems. Our NS8 Library Distribution Management System is an easy to deploy, server rendered visual management console for multi-format encoding (MPEG2, WMV, MPEG4), distribution licensing, distribution management and media program scheduling of digital content for distribution over IP networks.

- Persistent Media Distribution Security. Our NS8 Security Protocol Integration ("SPi") provides embedded content security aimed at ensuring that intellectual property rights, payment auditing, territorial licenses, usage auditing, and distribution polices are enforced on a persistent basis throughout the internet distribution and consumer usage cycle. SPi-enabled files lose usable integrity if tampered with in any way.

- Non-Resident Server Based Software Systems. Our NS8 Interactive Consumer Programming and Shopping Guide is a light-weight server based VOD programming and consumer interactive guide accessible through PC, MAC and digital IPTV set-top-box for a complete portable media viewing experience that is capable of running on normal high-speed internet lines such as ADSL, DSL, XDSL and WiFi.

The combination of these technologies constitutes a patent-pending solution for content distribution via the Internet to the consumer through a personal computer or an IP-based set-top box on a television. These technologies are comprised of software modules intended to fortify security during distribution and consumer use, increase delivery efficiency through normal broadband networks, ensure royalty and usage payment to all participating users, and improve overall content quality to the consumer. These software modules can be applied as stand-alone solutions or combined to produce end-to-end service portals for specific industry verticals, such as content studios, service providers, advertising and merchandising firms. To date, we have developed and completed two online management platforms. The first platform is Reelindie Global Network ("RGN"), an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry (film, television, music, fashion and advertising). The system includes a suite of interactive online services and applications designed to manage and coordinate project planning and execution, human resources, production supply chains, promotions and communications. The second platform is Kaozz Entertainment Network ("KAOZZ"), an online distribution and communication platform for the secure commercialization of digital content and intellectual property (music, film, video and software).

We offer RGN and KAOZZ in combination with our three core technologies in a comprehensive solution called iWaveTM interactive systems for on-demand content and interactive media delivery to the consumers of regional telecommunication companies. The iWaveTM system consists of third-party servers to be installed at the client's facilities and that are pre-installed with our software applications. Each system configuration is scalable and flexible to the client's consumer-base and distribution requirements. We believe that an open, custom-integrated and cost-efficient solution spanning both asset delivery and management will prevail in our market space.

On January 13, 2005, we announced that Long Distance Billing Services, Inc. ("LDBS") of Brookneal, Virginia selected us to lead the technology solution and deployment architecture for the implementation of interactive computer video on-demand (VOD) systems in Virginia and Chicago. On February 22, 2005, LDBS filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. LDBS's bankruptcy proceeding is ongoing. Accordingly, we will not be proceeding with the foregoing commercial program at this time. In addition, we do not anticipate proceeding with our possible acquisition of LDBS's parent, ezTel, LLC.


Our  target  primary  customers
-------------------------------

We believe that customers for our products and services will include owners of entertainment and/or advertising content as well as the retail distributors of this content, multiple service operators ("MSOs") that sell direct to the consumer. MSOs include cable, telephone and satellite companies. There are potentially thousands of entertainment and advertising content owners around the world who can use our products and services. We are not bound by geographical restraints in the selling of our products and services. The market for retail distributors, while considerably smaller and defined by geography, is nonetheless a substantial market that is seeking competitive differentiators to sell value-added services to consumers. We believe that our products and services meet the demands of both market segments, and therefore, we will not depend upon one or a few major customers.

We  break  our  potential  customers  down  into  the  following  segments:

- Owners of entertainment content, including motion picture, television, specialty video, and animation for theatrical, television or DVD release or for viewing over the Internet;

- Advertising content owners and distributors, such as advertising firms that place commercial advertisements and other short-form video insertions directly to a consumer environment;

- Regional telecommunications companies offering broadband high-speed internet and related digital services directly to their consumers;

- Network management firms and internet service providers that provide infrastructure hardware for internet services and digital storage facilities; and

- Medium to large retail merchandising companies wishing to extend sales channels and offer direct interactive commerce to consumers over a broadband operator's network.

Marketing
---------

Our business focus is to provide interactive consumer distribution and advanced royalty management software platforms as a backbone to the VOD and interactive internet environment of regional telecommunication companies. In addition, we seek to address, within its technological design, the ability to integrate with Internet Protocol Television (IPTV) as part of an integrated service offering for customers of those regional telecommunication companies.

We  intend  to  market  our  technologies  and  services  through:

- An enhanced partnership program through regional telecommunication companies;

- Through third-party hardware providers and partnerships as part of the service offering of those hardware companies; and

- Through re-sale networks primarily consisting of internet service providers.

We intend to sell our systems in complete turn-key end-to-end systems or as independent systems to our various customer segments. Although each customer segment is independent of each other, we believe that our iWaveTM system would integrate each segment toward a single or multiple service provider system that serves a large consumer base connected to the internet.

We do not carry inventory for our iWaveTM systems but rather intend to build each iWaveTM system according to our client's requirements once we have been engaged to provide them with an interactive on-demand solution for their internet services. In addition, we do not intend to carry inventory with respect to hardware provided by resale partnerships in order to offer their products to our customer base.

Our  business  model
--------------------

We  seek  to  generate  revenue  from  three  primary  sources:

- The sale and licensing of our software products to our target primary customer segments, including entertainment content owners, advertising firms, regional telecommunications companies, network management firms, Internet service providers ("ISPs") and retail merchants;

- The re-sale of hardware component products provided by third-party partners including server manufactures, set-top box manufactures and other IP-based consumer electronic products manufactured for converging regional telecommunications markets; and

- Revenue sharing with technology re-seller and joint-venture partners, such as content distribution firms, network management firms and ISPs.

According to our business plan, revenue will come principally from the sale, re-sale or partnered deployment of our following lines of products:

- iWave Interactive Service Provider Systems, a PC or IPTV-based VOD content, advertising and merchandise catalogue receiving, distribution and royalty management system for service providers;

- iWave Interactive Content Provider Systems, a PC or IPTV-based VOD content catalogue placement, distribution and royalty management system for content owners and distributors;

- iWave Interactive Advertiser Systems, a PC or IPTV-based interactive advertisement catalogue placement, distribution and consumer intelligence management system for advertising and media buying firms;

- iWave Interactive Retail Merchant Systems, a PC or IPTV-based interactive merchandise catalogue placement, distribution and transaction fulfillment management system for medium and large on-line retailers;

- RGN, an online business collaboration and management system, targeted at professionals and businesses in the entertainment industry; and

- KAOZZ, an online distribution and communication platform for the secure commercialization of digital content and intellectual property.

We expect to license our software products within multi-year licensing agreements negotiated and executed with primary customers, re-sellers and partners, which are comprised of the following fee categories:

- Annual variable technology licensing, software maintenance and custom integration fees;

-    Annual  security  maintenance,  monitoring  and  enforcement  fees;

-    Variable  "per  view"  consumer  usage  fees;

-    Variable  advertisement  placement  and  distribution  fees;  and

-    Variable  point-of-sale  commerce  fulfillment  fees.

We expect to negotiate and realize on a case-by-case basis revenue generated from third-party hardware component or service re-sales as well as from revenue-sharing agreements executed with partners.

Proprietary  Technologies

We currently have filed, through CanOnline, two U.S. patent applications and one Patent Cooperation Treaty application. These are:

- U.S. Patent Application filed on February 4, 2004 for "Method and Apparatus For Converting Objects Between Weakly And Strongly Typed Programming Frameworks";

- U.S. Patent Application filed on February 4, 2004 for "Method and Apparatus For Presenting Multimedia Content And For Facilitating Third Party Representation Of An Object";

- Patent Cooperation Treaty Application filed on February 4, 2004 for "Method and Apparatus For Converting Objects Between Weakly And Strongly Typed Programming Frameworks".

These applications claim priority to U.S. Provisional Patent Application No. 60/444,672, filed by CanOnline on February 4, 2003, titled "Method and Apparatus for Facilitating Third Party Representation Of An Object", which is incorporated in its entirety in the new filings.

We have also filed one provisional patent application with the United States Patent and Trademark Office, U.S. Provisional Patent Application filed on July 16, 2004 for "Method and System for Managing the Authorized Use of Digital Works".

These patent applications relate to new developments within the areas of non-resident software systems; automated coding architecture; digital media formatting, filtering, conversion and distribution technologies; encrypted signatures, processing, sampling, royalty and encoding methods; secure communications and collaboration systems; and business processes.

None of the above-mentioned patent applications have been granted, or rejected, at this time. All of these patent applications have been filed through CanOnline.

Trademarks

CanOnline filed a trademark application for the trademark "CANONLINE" with the Canadian Trademark Office on June 18, 2003. On April 30, 2004, CanOnline filed an application for the trademark "SPI" with the United States Patent and

Trademark Office. On June 1, 2004, CanOnline filed applications for two classes for the trademark "NS8" with the U.S. Patent and Trademark Office. On July 26, 2004, CanOnline filed two new applications for the trademarks "SECURITY PROTOCOL INTEGRATION" and "SECURE DIGITAL CONTENT DISTRIBUTION" with the United States Patent and Trademark Office.

During 2004, we also initiated applications, through CanOnline, to file the "NS8" trademark in Canada, China, the European Community and Japan, including:

- The application for registration of the "NS8" trademark filed, with the priority claim, in Canada on November 30, 2004;

- Separate applications filed in Classes 9 and 42, with priority claims, in China on November 29, 2004;

- The "NS8" trademark application filed in Classes 9 and 42, with the priority claim, in the European Community on December 1, 2004; and

- The "NS8" mark and logo filed as a composite mark in Classes 9 and 42 in Japan on December 1, 2004.

None of these applications have been granted, or rejected, at this time. We are currently pursuing the filing of other trademarks with the U.S. Patent and Trademark Office in relation to the development of its products and marketing initiatives.

Competition

Our products and technologies are part of a highly competitive marketplace covering the end-to-end delivery system of content from the content owner to the consumer. Within this delivery system, we compete in four primary areas. Each area contains multiple competitors including well-established companies such as Microsoft, Sony and Motorola, as well as medium-sized and start-up companies.

- Content Aggregation. Content aggregators gather content from multiple producers or owners for further distribution to the market. Primary competitors in this area include TVN Entertainment Corporation and iN DEMAND L.L.C., who aggregate contact for existing VOD deployments. Starz Entertainment Group L.L.C. also offers aggregated programming obtained from major Hollywood studios. Other competitors include ViewNow , who partners with video server and streaming provider, Kasenna, IncThe alliance between ViewNow and Kasenna, Inc. constitutes direct competition to us.

- Digital Rights Management ("DRM"). DRM allows a vendor to control and restrict use of digital content as specified by the vendor. Typically the content is a copyrighted work to which the vendor holds specific rights. Cable-based multiple service operators ("MSOs") have relied primarily on set-top boxes with integrated conditional access systems to control digital rights for their content-on-demand services. The leading providers of set-top boxes are Motorola, Inc. and Scientific-Atlanta, IncOther companies offering DRM technologies to control distribution of digital content on-demand include Microsoft Corporation, Sony Corporation, Nagravision S.A, NDS Group Plc., and Widevine Technologies, Inc.

- Video Server Systems. Seachange International, nCube Corporation (now a division of C-COR Incorporated) and Concurrent Computer Corporation are the three primary video server/video streaming software vendors providing equipment for most current VOD deployments. These competitors have focused mainly on the cable MSO sectors because it is where most current VOD deployments have occurred. Other competitors include Kasenna, Inc. and N2 Broadband, Inc. (recently acquired by Tandberg Television), which supply open-platform (hardware independent) software solutions for delivering and managing VOD.

- Middleware and Electronic Program Guides ("EPG"). Most of the established and larger video server companies offer accompanying delivery management, back-office, and usage reporting software as part of their end-to-end video delivery system package. nCube licenses its office support software to third parties. Other widely deployed middleware/EPG system vendors include Microsoft Corporation (TV Foundation), Myrio Corporation, Minerva Networks, Inc., OpenTV Corporation, NDS Group Plc. and GemStar-TV Guide International, Inc.

Some competitors specialize within one or two specific areas, while others partner with other complimentary specialists and offer a complete solution to MSOs. This market sector has attracted top level technology providers because DRM and server-based software is the cornerstone of delivering digital content on-demand.

Recent  Developments

On February 10, 2005, we entered into an Option Agreement with ezTel, LLC ("ezTel") pursuant to which we were granted an option to purchase 100% of all equity, membership and ownership interests in ezTel for $1,500,000. ezTel and its subsidiaries provide discount long-distance telephone services and wireless broadband internet services. On July 30, 2002, ezTel and several of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. EzTel's bankruptcy proceeding is ongoing. The option to acquire ezTel is exercisable at our sole discretion, subject to confirmation of the Option Agreement by the Bankruptcy Court and confirmation of a revised Plan of Reorganization by the Bankruptcy Court in a final, non-appealable order.

As consideration for the Option Agreement, we advanced a $200,000 term loan due August 1, 2005 to Long Distance Billing Services, Inc. ("LDBS"), a wholly owned subsidiary of ezTel. If we choose to acquire ezTel, ezTel must first repay to us the amount of the term loan to LDBS plus all accrued interest. On February 22, 2005, LDBS filed for protection under Chapter 11 of the Bankruptcy Code. LDBS's bankruptcy proceeding is ongoing. Accordingly, at this time we do not anticipate exercising our option to acquire ezTel pursuant to the Option
Agreement.  We  cannot  assure  you  that  the term loan to LDBS will be repaid.

Government  Regulation

The market for VOD and other internet-related business solutions is evolving. We anticipate that certain countries will be establishing new regulatory bodies and policies that might have an impact on current telecommunication policies generally and possibly in the new industry sector where we intend to operate. As an example, the U.S. Congress enacted the Digital Millennium Copyright Act in 1998 addressing the impact of new digital technologies on the distribution of content and related copyright infringement issues. Since December 1992, the U.K. government has been working on a Video-On-Demand Code of Practice to ensure there is adequate protection for users through self-regulatory processes. Similar initiatives have been pursued in Honk Kong since 1996. It is possible that similar practices might be adopted in various countries where we might operate. It is not possible at this time to properly evaluate the likely impact of any such governmental initiatives. However, due to the high degree of flexibility and scalability of our technologies, we do not anticipate that we will experience major problems in adapting our technologies and business practices to future government or industry regulations.

Research  and  Development

We expense all costs as incurred for research and development activities. For the years ended December 31, 2004 and 2003, the research and development costs were $1,079,824 and $1,382,000, respectively.

Employees

As of December 31, 2004, we had 35 full-time employees, consisting of Operations, Marketing and Research and Development. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, we cannot assure you that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Risk  Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information described below before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We  have  had  no  profits  and  insignificant  revenues  since  inception

We are a development stage company and have had no profits and insignificant revenues since commencement of operations in March, 2000. For the years ended December 31, 2004 and 2003, the Company experienced a net loss of $9,781,920 and $3,925,394, respectively. Our accumulated deficit was $15,257,009 as of December 31, 2004. Future losses are likely to occur, as we depend on spending money to pay for our operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We  may  need  to raise additional capital or debt funding to sustain operations

Unless we can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales, we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure that financing, whether from external sources or related parties, will be available, if needed, or on favorable terms. An inability to obtain adequate financing would result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

We  may  not  be  able  to  continue  as  a  going  concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements for the year ended December 31, 2004 and 2003 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk

As of December 31, 2004, the date of our most recent audited financial statements, we had a working capital deficit of $1,422,342, which means that our current liabilities as of that date exceeded our current assets by $1,422,342. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. We had insufficient working capital meaning our current assets were insufficient to satisfy all of our current liabilities on December 31, 2004. Our ongoing operations must begin to provide sufficient profitability to improve our working capital position. If we are unable to become profitable we may have to raise additional capital or debt to fund the operations or curtail future plans.

Our obligations under the secured convertible debentures are secured by all of our assets

Our obligations under the Secured Debentures which we issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of the secured debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of our assets. This would cause us to cease operations.

We could fail to attract or retain key personnel, which could be detrimental to our operations

Our success largely depends on the effort and abilities of key executive officers. The loss of the services of any of our key executive officers could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We have taken out a Group Accident Policy on our key executives effective January 1, 2005, but we do not presently maintain key-man life insurance policies on any of our key executive officers. We also have other key employees who manage our operations, and if we were to lose their services, senior management would be required to expend time and energy to replace these employees and train replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff.

Severance payments are due to top executive officers if any of them are terminated without cause

Our Chief Executive Officer has a severance payment clause in his employment agreement for $450,000. The severance payment would be due if the executive officer was terminated without cause. The Chief Executive Officer and other Corporate Officers reside in British Columbia and are protected by the British Columbia Employment Standards Act, which provides for one week of pay for each year of service upon termination. The officers' employment agreements do not have termination dates. Payment of the severance payments would have a negative effect on our ability to operate and may make it difficult to remove these executive officers without cause.

Our  new  products,  services  and  technologies  may  never  be  profitable

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

Our success depends upon our proprietary technology. We rely on a combination of patent pending, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. To date, we have filed two U.S. patent applications and one Patent Cooperation Treaty application with the U.S. Patent and Trademark Office, and the trademark applications described above in the Trademarks subsection of the Proprietary Technologies section. As of this date none of the trademark applications have been granted or rejected. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not be granted or provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or develop similar technology independently. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.

We  need  to  establish  and  maintain  strategic  and  licensing relationships.

Our success will depend in part upon our ability to establish and maintain licensing relationships with companies in related business fields, including but not limited to communications companies, owners of digital media content, DVD authoring facilities and replicators, consumer electronics hardware manufacturers, and CD-ROM mastering facilities and replicators. We believe that these relationships are needed to allow us access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by such other companies are not within our control. We cannot assure you that we will be able to maintain our existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that our reliance on others will not result in unforeseen problems. We cannot assure you that our potential licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including with our competitors. The failure of any of our current or future collaboration efforts would have a material adverse effect on our ability to introduce new products or applications and therefore would have a material adverse effect on our business, financial condition and results of operations.

We  face  intense  competition  from  better  funded  companies.

We face intense competition from better funded companies in the fields of Internet software services, digital security and asset management, and media distribution. We expect that competition will continue to intensify. Our competitors may develop products or services that are superior to ours or have greater market acceptance than we hope to obtain. If we are unable to compete successfully against our competitors our business and financial condition will be adversely affected.

A breach of customer confidential information could expose us to excessive liability

Any breach of security relating to confidential information of customers could result in legal liability for us and a reduction in customer use or the total cancellation of their participation. We anticipate that we will receive highly confidential information from customers that will be stored in our internal or third-party computer systems. We anticipates that we will possess sensitive customer information or data for storage as part of our services, which could be valuable to competitors or other similar companies if misappropriated or accessed. We will enter into comprehensive customer services and confidentiality agreements with all expected customers. Our security procedures and protocols to protect the customer against the risk of inadvertent disclosure or intentional breach of security might fail, thereby exposing customers to the risk of disclosure of their confidential information.

Our products and services are subject to government regulations which, if changed, could adversely affect the availability of our products

The laws and regulations that govern our business with respect to e-commerce and online content and data distribution are rapidly changing. The U.S. government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy laws, proposed encryption laws, content regulation and potential sales and tax laws. Due to this rapidly evolving and uncertain regulatory environment, we cannot predict how such proposed or contemplated laws and regulations might affect our business. In addition, these uncertainties will make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm our overall growth by subjecting us to liability or forcing us to change our method of conducting and distributing our primary online services and product technologies.

ITEM  2.     Description  of  Property

Our main office is located in Seattle, Washington. Our research and development activities and some administrative functions are located in Vancouver, British Columbia, Canada. We do not own any real property. The following table presents certain information about our leased properties:


Location                             Square Feet         Use         Monthly Rent     Lease Expiration Date
---------------------------------  ----------------  ------------  -----------------  ----------------------

601 Union Street                                                                      January 12, 2005
Suite 4200                                           Administrative                  (was not
Seattle, Washington 98101                       200  offices       $           3,547  renewed)
---------------------------------  ----------------  ------------  -----------------  ----------------------

600 University Street, Suite 1525                    Administrative
Seattle, Washington 98101                     4,070  offices       $           8,230  December 31, 2007
---------------------------------  ----------------  ------------  -----------------  ----------------------

1311 Howe Street                                     Research and
Suite 700                                            development and
Vancouver, B.C.                                      administrative
Canada                                        3,525  offices       $8,783 (Canadian)  November 30, 2006
---------------------------------  ----------------  ------------  -----------------  ----------------------

1311 Howe Street                                     Research and
Suite 603                                            development and
Vancouver, B.C.                                      administrative
Canada                                        1,380  offices       $3,094 (Canadian)  November 30, 2006
---------------------------------  ----------------  ------------  -----------------  ----------------------

1311 Howe Street                                     Research and
Suite 500                                            development and
Vancouver, B.C.                                      administrative
Canada                                          900  offices       $2,018 (Canadian)  November 30, 2006
---------------------------------  ----------------  ------------  -----------------  ----------------------

HQ Global Workplaces
7701 France Avenue South                                                               May 31, 2005
Suite 200                                            Administrative                   (will not be
Edina, Minnesota                                100  offices       $             150  renewed)
---------------------------------  ----------------  ------------  -----------------  ----------------------

We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although we cannot assure you that we will be able to do so. Insurance

We have obtained directors' and officers' liability insurance and intend to obtain property and general liability insurance, intellectual property rights insurance and other insurance coverage in amounts deemed adequate and affordable by management in the future. We cannot assure you that any future claims will not exceed applicable insurance coverage. Furthermore, we cannot assure you that liability insurance will be available at a reasonable cost or that we will be able to maintain adequate levels of liability insurance in the future.

ITEM  3.     Legal  Proceedings

We aware of neither any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor of any proceeding that a government agency is contemplating initiating against us. We anticipate that we might be involved in certain Bankruptcy Court proceedings in connection with the $200,000 term loan that we advanced to LDBS. That loan is secured by a Security Agreement charging substantially all of the assets of LDBS. On February 22, 2005, LDBS filed for protection under Chapter 11 of the Bankruptcy Code. LDBS's bankruptcy proceeding is ongoing.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters Market Information

Our common stock began trading on the NASD Over-the Counter Bulletin Board ("OTCBB") on June 7, 2002 under the symbol "DLVN". Prior to June 7, 2002, there was no public trading market on which our common stock was traded. On December 22, 2003, our symbol changed to "NSEO" in connection with our name change from Delivery Now Corp. to NS8 Corporation. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


Year Ending December 31, 2003  High Bid   Low Bid
First quarter . . . . . . . .  $     .05  $    .05
Second quarter. . . . . . . .  $     .10  $    .05
Third quarter . . . . . . . .  $     .10  $    .10
Fourth quarter. . . . . . . .  $    1.70  $    .10

Year Ending December 31, 2004  High Bid   Low Bid
First quarter                  $    1.70  $   1.04
Second quarter                 $    1.38  $    .97
Third quarter                  $    1.10  $    .83
Fourth quarter                 $    1.14  $    .46

Our  common  stock  had  a  10  for  1  forward stock split on October 24, 2003.

On  March  16,  2005,  the  closing  bid  price  for our common stock was $0.16.
Holders
There are approximately one hundred 131 record holders of common equity as of December 31, 2004.

Equity  Compensation  Plans
On June 29, 2001, we adopted the 2001 Stock Option Plan. On February 4, 2004, we adopted the 2004 NS8 Corporation Employee Stock Option Plan. We do not have any other equity compensation plans as of the date of this report.

Dividends

As of the date of this report, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock. In addition, the debentures we issued to Cornell Capital Partners prohibit the payment of dividends on our common stock without the prior written consent of the secured party to those debentures.

Unregistered  Issuances  of  Equity  Securities

Please see "Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding our issuances of equity securities during 2004 which were not registered under the Securities Act of 1933, as amended.
Securities  Authorized  for  Issuance  under  Equity  Compensation  Plans

We adopted our 2001 Stock Option Plan on June 29, 2001 authorizing 5,000,000 shares under the plan. We have not issued any options or rights under this plan.

We adopted our 2004 Stock Option Plan in February 2004, authorizing 30,000,000 shares under the plan. During 2004, we issued 8,289,412 options to purchase common shares under the plan to certain of our employees and consultants. None of these options have been exercised and 1,036,500 have been cancelled as a result of employment terminations. The balance of the options outstanding as of December 31, 2004 is 23,176,114.

     The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.


                                                                                   NUMBER OF
                                                                                   SECURITIES
                                                                                   REMAINING
                                                                                 AVAILABLE FOR
                                              NUMBER OF                         FUTURE ISSUANCE
                                            SECURITIES TO                         UNDER EQUITY
                                           BE ISSUED UPON    WEIGHTED-AVERAGE     COMPENSATION
                                             EXERCISE OF      EXERCISE PRICE         PLANS
                                             OUTSTANDING      OF OUTSTANDING       (EXCLUDING
                                              OPTIONS,           OPTIONS,          SECURITIES
                                            WARRANTS AND       WARRANTS AND       REFLECTED IN
                                               RIGHTS             RIGHTS          COLUMN (A))
                                                 (A)               (B)                (C)
Equity compensation plans approved by
security holders(1) . . . . . . . . .         23,176,114          $0.377           11,823,886

Equity compensation plans not approved by
security holders. . . . . . . . . . . . .       NONE            $     -                 0

TOTAL . . . . . . . . . . . . . . . . . .     23,176,114          $0.377           11,823,886
                                           ===============  ===============    ================

(1)  Includes  the  Company's  2001  Stock  Option  Plan.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Plan  of  Operations

The year ended December 31, 2004 (the "2004 Period") represented a period of growth and maturity in our corporate environment and technology development.
During the 2004 Period, we focused on completing, refining and preparing our technologies toward a salable product line. And reached the development targets that we established during our planning stage, bringing us closer to the commercialization of our products. We also prepared our corporate environment for customer fulfillment, deployment and support as we neared the end of our fiscal year and understood that within our corporate objectives, 2005 would mark our year of product commercialization.

As part of this commercialization process, we have put our Company under a management refinement microscope to identify where our strengths are and where to enhance our weaknesses in order to assure a good preparation and successful deployment for our commercialization strategies in 2005. We took our business processes and established new development and sales fulfillment systems, customer deployment procedures and processes, and solidified our human resource requirements to ensure that we have the right personnel to compliment and support our go-to-market objectives.

Our plan of operations and commercialization strategy targets the owners of entertainment and/or advertising content as well as the retail distributors of content and multiple service operators ("MSOs") that sell direct to the consumer. During the 2004 period, we spent a considerable amount of time visiting trade events specific to our industry, meeting with key content owners, service providers and potential hardware and merchandise alliances in order to start building awareness of our Company and our capabilities in our industry sector. In addition, we completed a series of commercial alliances and relationships in the hardware, storage facilitation, broadband and distribution system providers that service the telecommunications, IPTV and on-demand industries. During 2004, we worked with companies such as Amino Communications LLC in the digital set-top-box arena where we successfully integrated and tested our SPI security and LDMS distribution environment to deliver high quality content to televisions via the internet. We worked with server hardware companies such as Midstream Technologies Inc. and Dell Computer Corporation to integrate our software technologies into a deliverable and tangible product line for our target market. We entered into a lab agreement with EchoStar Broadband L.L.C. (affiliated with EchoStar Satellite L.L.C.) and currently conduct technology integration development to certain IP driven devices for testing in 2005. We were successful in acquiring non-public use content from Disney and Warner Brothers in order to test our content distribution, security and management systems in our laboratories and share those results with those content providers. Certain of these co-developments and alliances have proven positive test results for our technologies that have enabled us to successfully complete our first product line called iWave Interactive Systems in late December of 2004.

We plan to continue our research and development activities to further facilitate the necessary refinements and enhancements to our iWave product line to deliver a successful and supportable product line that can be delivered turn-key or in separate components for various commercial applications that might not require an entire iWave Interactive system. We anticipate that this product flexibility will enable us to shorten our sales cycle, expand our value offering in certain niche or existing customer deployments and provide us with a greater opportunity to effect an immediate sale of our product line during our 2005 commercialization year.

During the next twelve months, we expect to purchase additional equipment for laboratory integration, testing and customer support. Since we do not carry hardware inventory for our product line, we expect to set up a showroom environment at our facilities in Seattle, Washington so that we can further demonstrate our services and true value offering to this emerging digital content distribution and on-demand industry. In addition to our sales and marketing efforts in 2005, we plan to pursue further relationships with other technology providers, content owners and service providers in order to expand our sales capabilities and resale opportunities. We plan to continue to solidify our 2004 relationships and alliances to further our product validation and enhance our distribution opportunities in our target market space.

We anticipate changes in the number of our employees during the next twelve months in order to support the anticipated growth and expected changes in our operations.

Results  of  Operations

Research and development expenses for the 2004 Period, decreased by 21.9% to $1,079,824 from $1,382,000 during the year ended December 31, 2003 (the "2003 Period"). During the 2003 Period, we issued stock grants to research and development employees which resulted in significant compensation charges of $687,417. Conversely, during the 2004 Period, we issued stock options to research and development employees which resulted in minimal compensation charges for the stock options. During the 2004 Period, we employed approximately 19 employees for research and development activities compared to 16 employees in the 2003 Period. Wages and benefits for research and development personnel during the 2004 Period were $925,014 compared to $611,626 during the 2003 Period. The total research and development expense incurred during the 2004 fiscal year represents approximately 11.5% of our total operating expenses for the 2004 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $143,543 of this amount was spent on equipment relating to research and development activities. During the 2003 Period, $82,957 was spent on equipment relating to research and development activities.

General and administrative expenses for the 2004 Period increased by 330.5% to $8,323,294 from $2,518,058 during the 2003 Period. The increase resulted from hiring additional staff in each of the following areas: Executives, Operations, Sales and Marketing. During the 2004 Period, we employed approximately 16 employees for general and administrative activities, compared to 14 employees in the 2003 Period. Some of the additional staff members are executives who are compensated at a much higher level in comparison to the average employee. With this growth, our office space expanded from approximately 4,425 square feet during the 2003 Period to 6,405 square feet in 2004 Period. General operating expenses for our Operations also increased as a result of the expansion. During the 2004 Period, we hired a public relations firm, marketing company and various consultants to develop marketing strategies, along with operations and business strategies. As a result, the advertising, promotion and consulting expenses increased from $182,152 in the 2003 Period to $618,172 in the 2004 Period. In addition, certain consultants were granted options or warrants as specified in their consulting agreements. The compensation charge recognized for these options and warrants during the 2004 Period amounted to $3,541,400. Travel expenses for the 2004 Period were $277,144, up $125,265 from 2003 Period. This increase in travel resulted from meetings regarding bridge financing, in addition to marketing meetings and attendance at technology conferences. Fees for professional services in the 2004 Period were $1,427,889, approximately $1,268,948 higher than for the 2003 Period. This increase results from fees associated with our financing arrangements, legal fees attributed to corporate financing and securities filings, U.S. patent applications, trademarks, employee stock option agreements and other employment matters. Accounting expenses for audit fees and public reporting obligations also contributed to the increase in professional service expenses.

We generated sales of $0 and $27,594 during the 2004 Period and 2003 Period, respectively. The sales generated in the 2003 Period are classified as other income and are not related to our research and development activities.

Interest expense for the 2004 Period increased by 678.9% to $359,069 from $52,930 for the 2003 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.

As a result of the foregoing, we incurred a net loss of $9,781,920, or $0.11 per share, during the 2004 Period, as compared to a net loss of $3,925,394, or $0.07 per share, during the 2003 Period. We incurred a loss from operations of $9,403,118 during the 2004 Period, as compared to a loss from operations of $3,900,058 during the 2003 Period.

Liquidity  and  Capital  Resources

We have financed our research and development activities to date with proceeds from the sale of our common stock, proceeds from the sale of convertible debentures and loans from our officers and shareholders. The following table sets forth the amount of funds we received from these sources for the periods indicated:


                                   Year ended December 31, 2004   Year ended December 31, 2003
                                   -----------------------------  -----------------------------
Sale of common stock               $                     400,000  $                   2,445,000
---------------------------------  -----------------------------  -----------------------------
Sale of convertible debentures     $                   1,500,000  $                     600,000
---------------------------------  -----------------------------  -----------------------------
Loans from officers/ shareholders  $                   4,145,000  $                     400,000
---------------------------------  -----------------------------  -----------------------------
Short term loans                   $                     100,000  $                     225,000
---------------------------------  -----------------------------  -----------------------------

We have suffered recurring losses from operations and have an accumulated deficit of $15,257,009 at December 31, 2004. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Financing  Activities

Our financing activities in the 2004 Period consisted of loans, the sale of secured convertible debentures and entering into a Standby Equity Distribution Agreement.

During  2004,  we  received  loans  for  various  parties,  including:

- During March 2004, a loan received from Turbo International, Inc. in the amount of $250,000. The loan was due on March 11, 2005 and bore interest at the rate of 10% per annum. The due date on the loan has been extended to September 11, 2005, and the rate of interest is 10% for the additional six months. Upon repayment of the loan to Turbo, we will issue to Turbo warrants to purchase 100,000 shares of our common stock.

- During April 2004, a loan received from 4Com Corporation in the amount of $150,000. The loan was due on July 25, 2004 and bore interest at the rate of 8.5% per annum. Upon the date of the loan with 4Com, we issued to 4Com warrants to purchase 75,000 shares of common stock at an exercise price of $0.61 per share with a term of two years from the date of issuance. The loan plus accrued interest was repaid in June 2004, and the warrants remain unexercised.

- During May 2004, a loan received from Turbo International, Inc. in the amount of $150,000. The loan is due on due May 12, 2005 and bears interest at a rate of 10% per annum.

- During May 2004, a loan received from Martin Calvert, a director of ours, for $95,000. The loan was initially due on May 13, 2005 and bore interest at the rate of 8% per annum, but on June 1, 2004, the loan plus accrued interest was fully paid to Martin Calvert. Pursuant to the terms of the loan, upon its repayment, we issued to Mr. Calvert warrants to purchase 47,500 shares of common stock at an exercise price equal to the market price of the shares on the date the warrants were issued with a term of two years from the date of issuance.
The  warrants  remain unexercised and have an exercise price of $0.61 per share.

During August 2004, a loan received from Ming Capital Enterprises, Inc. in the amount of $200,000. The loan is due on demand and bears interest at a rate of 10% per annum.

- In August 2004, a loan received from Martin Calvert, then a director, for $100,000. The loan is due on August 12, 2005 and bears interest at a rate of 9.5% per annum. Upon repayment of the loan to Martin Calvert, we will issue to Mr. Calvert warrants to purchase 50,000 shares of our common stock at an exercise price equal to market price on the date the warrants are issued with a term of two years from the date of issuance. A portion of the loan plus accrued interest was repaid in September 2004. The balance remaining on the loan plus accrued interest was repaid in December 2004. The warrants were issued with an exercise price of $0.61 per share and remain unexercised.

- In September 2004, a loan received from Ming Capital Enterprises, Inc. in the amount of $175,000. The loan is due on September 7, 2005 and bears interest at a rate of 10% per annum.

- During September 2004, received a loan received from Turbo International, Inc. in the amount of $175,000. The loan is due on September 24, 2005 and bears interest at a rate of 10% per annum.

- In September 2004, a loan received from Aton Select Fund Limited in the amount of $100,000. The loan is due on September 27, 2005 and bears interest at the rate of 10% per annum.

- On October 14, 2004, a loan received from Turbo International, Inc. in the amount of $175,000. The loan is due on October 14, 2005 and bears interest at the rate of 10% per annum.

- On October 28, 2004, a loan received from Turbo International, Inc. in the amount of $175,000. The loan is due on October 28, 2005 and bears interest at the rate of 10% per annum.

- On December 10, 2004, a loan received from Cornell Capital in the amount of $2,500,000. The loan bears interest at the rate of 12% per annum and is due on July 1, 2005.

In May 2004, we entered into a $1.5 million Securities Purchase Agreement with Cornell Capital Partners for the sale of secured convertible debentures. On May 19, 2004, Cornell Capital Partners purchased $750,000 principal amount of the Secured Convertible Debenture. On June 25, 2004, Cornell Capital Partners purchased the additional $750,000 principal amount of the Secured Convertible Debenture after we filed on June 22, 2004 a Form SB-2 registration statement relating to the shares of common stock resulting from the conversion of the Secured Convertible Debenture.

On May 19, 2004, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners. Under the SEDA, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as the lowest volume weighted average price of the common stock during the five trading days following the date we give notice that we desire an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 925,234 shares of our common stock valued at $990,000. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital Partners from each advance. The shares of common stock to be issued to Cornell under the SEDA may be resold by Cornell under an effective registration statement filed by us with the Securities and Exchange Commission. Cornell Capital Partners will apply the proceeds from the sale of the shares issued under the SEDA to the repayment of the loan. In November 2004, we issued 5,597,544 shares of our common stock, valued at $400,000, to Cornell Capital Partners through the SEDA.

We agreed to escrow twenty-four requests for advances under the SEDA each in an amount not less than $100,000 and one request for an advance under the SEDA in an amount not less than $197,808. We issued 5,000,000 shares of our common stock to David Gonzalez, Esq., Attorney for Cornell Capital Partners, to be held in escrow subject to the terms of the loan. The escrowed shares are only an estimation of the shares of our common stock necessary to repay the principal amount and interest due on the loan. In the event that proceeds from the sales of the escrowed shares are insufficient to repay all amounts due to Cornell Capital Partners, irrevocable transfer agent instructions have been provided to our transfer agent, Continental Stock Trust & Transfer, reserving the balance of the SEDA shares and authorizing the issuance to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan, such number of shares of our common stock so that the proceeds of the sale of such shares shall be sufficient to
repay  all  amounts  due  on  the  loan.   On  February  24,  2005,  the  joint
disbursement instructions on the promissory note were revised. Beginning March 14, 2005, the advance notices and stock disbursements schedule was amended, and the advance amounts were amended to $50,000 per advance. On March 1, 2005, the balance of the shares available under the Standby Equity Distribution agreement dated May 19, 2004 were issued to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan. The number of common shares issued was 13,094,045.

Our current cash on hand is projected to sustain operations until April 2005. Additional funding is expected to be obtained through the SEDA or new vehicles currently being pursued, however, we cannot assure you that required financing will be obtained. Our ability to meet operating and capital requirements depends upon financing from external sources, and the ability to generate revenues from the core technologies we have developed. We cannot assure you that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current resources available to us. In addition, if we do not receive the funds in a timely manner, we may be forced to curtail our operations.

On May 19, 2004, NS8Corp entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer, in connection with the SEDA. Pursuant to the Placement Agent Agreement, we paid a one-time placement agent fee of 9,346 restricted shares of common stock equal to approximately $10,000 based on our stock price on May 19, 2004.

With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the Act. In each instance, the purchaser had access to sufficient information regarding us so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the Act and otherwise had the requisite sophistication to make an investment in the our securities.


The following table sets forth certain information concerning our contractual obligations and other commercial commitments as of December 31, 2004:

                                              Payments due by Period
                                              ----------------------
                                            Less than    1-3     4-5    After 5
Contractual Obligations:            Total    1 year     years   years   years
---------------------------------  -------  ---------  -------  ------  -------
Short-Term Loans                    325,000   325,000       -       -        -
---------------------------------  -------  ---------  -------  ------  -------
Loans from shareholders, net      3,790,106 3,790,106       -       -        -
---------------------------------  -------  ---------  -------  ------  -------
Convertible Debenture, net        1,160,716           1,160,716      -        -
---------------------------------  -------  ---------  -------  ------  -------
Capital Lease Obligations            15,880    10,010    5,870       -        -
---------------------------------  -------  ---------  -------  ------  -------
Operating Leases                    555,829   226,858   328,971      -        -
---------------------------------  -------  ---------  -------  ------  -------
Unconditional Purchase
Obligations                              -          -        -       -        -
---------------------------------  -------  ---------  -------  ------  -------
Other Long-Term Obligations              -          -        -       -        -
---------------------------------  -------  ---------  -------  ------  -------
Total Contractual Cash
Obligations                       5,847,531 4,351,974 1,495,557      -        -
---------------------------------  -------  ---------  -------  ------  -------

                                Amount of Commitment Expiration Per Period
                                ------------------------------------------
                                  Total
                                 Amounts   Less than  1-3    4-5    Over 5
Other Commercial Commitments    Committed   1 year    years  years   years
------------------------------  ---------  ---------  -----  -----  ------
Lines of Credit                         -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------
Standby Letters of Credit               -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------
Guarantees                              -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------
Standby Repurchase Obligations          -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------
Other Commercial Commitments            -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------
Total Commercial Commitments            -          -      -      -       -
------------------------------  ---------  ---------  -----  -----  ------

ITEM  7.     Financial  Statements

     The financial statements and supplementary data are included beginning immediately following the signature page to this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure called for by this Item has been previously disclosed in our Current Report on Form 10-KSB dated January 13, 2004.

ITEM  8A.      Controls  and  Procedures.

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

     During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

ITEM  8B.  Other  Information.

Not  applicable.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Our executive officers, directors and key employees, their positions and their ages at March 8, 2005 are as follows:


Executive  Officers,         Age           Position
Directors  and  Key
Employees

Anthony  Alda                 36       Chairman  of  the  Board  of  Directors,
                                       Chief Executive Officer, President and
                                       Chief Technology  Architect

Leslie  J.  Ames              55       Senior  Vice  President,  Legal
                                       Affairs,  Secretary  and  Director

Brent  R.  Bysouth            32       Chief  Software  Architect  and
                                       Director

Ricardo  Rosado               37       Chief  Financial  Officer,  Vice
                                       President  of  Product  Management
                                       and  Director

Melanie  Thomson              28       Chief  Operating  Officer

Michael  W.  Waage            56       Director


Executive  Officers  and  Directors

Pursuant to the terms of the Merger Agreement, effective on December 18, 2003 the directors and senior officers of CanOnline became the directors and senior officers of NS8Corp.

Mr. Alda is one of the founding principals of CanOnline and NS8 Corporation. From 1999 to 2002, Mr. Alda acted as its head of business and product development. Anthony currently devotes his full-time as the Chairman and Chief Executive Officer of NS8 Corporation (USA), Chief Technology Architect of
CanOnline and CMC, research and development center (Canada). He recently accepted the additional position of President of NS8 in November 2004. He is the principal business and technology architect of the Reelindie Global Network
(RGN)  (2001  to  June 2003); principal creator of Security Protocol Integration
(SPI) (March 2000 completed in September 2003); co-architect of NS8 (Non-Resident Software) designed in July 2002 completed in June 2003; Morpheus Video on Demand EPG systems November 2002; Kaozz Entertainment Distribution Network launched in November of 2003; and co-architect to the NS8-DDN (Digital Distribution Network) Server Management and IPTV Distribution System (2004). Prior to CanOnline and NS8 Corporation, Mr. Alda managed his own management consulting firm from 1994 to 1998 where he provided services to U.S. companies in the areas of management buyouts, corporate restructuring, and start-up business management.

Since its incorporation, Mr. Ames has served as Corporate Secretary to NS8 Corporation, and its wholly owned subsidiaries, CanOnline and CMC. In March

2000, he was appointed to the Board of Directors of CanOnline, and to the position of Senior Vice President, Legal Affairs and since December 18, 2003 he has also held those positions in NS8 Corporation. In June 2002, he accepted his appointment as General Legal Counsel to the CanOnline group of companies. Mr. Ames graduated from the University of British Columbia with a Bachelor of Arts Degree (BA) in May 1971 and received a Bachelor of Law Degree (LLB) from the University of British Columbia in May 1978. Mr. Ames was a Partner of the Vancouver law firm of Liddle, Burns & Ames, Barristers & Solicitors, from 1989 until 1995. In 1995, he established Leslie J. Ames Law Corporation and has served as its President since that date.

Mr. Bysouth is a founding principal and Director of CanOnline, and since December 18, 2003, he has also been a Director of NS8 Corporation. Mr. Bysouth continues to serve as a Director and President of our wholly owned subsidiary CMC where all technology and product development is currently conducted. Mr. Bysouth currently oversees sensitive research and development of core integration applications currently deployed on all our products. Mr. Bysouth is the principal developer, inventor and co-architect of several intellectual properties including AOCA (Automated Object Code Architecture), SPi Member Distribution Security process and the integrated (AS) converters (the database conversion-adaptation system underlying NS8). Mr. Bysouth has over 10 years of information technology, program-engineering and analytical business experience. During the past several years, Mr. Bysouth has participated in and managed programming contracts for large Canadian corporations such as the Loewen Group Inc. (1997-1999), GE Capital (1996-1998), and Chevron Canada Ltd. (1994-1995).
His expertise is primarily in the areas of object-oriented analysis, architecture and programming, specification management, development and test administration, and relational database design and implementation. Mr. Bysouth attended the University of British Columbia (Department of Geography) from 1990 to 1995.

Mr. Rosado has served as our Chief Financial Officer and Chief Operating Officer from November, 2003 to November 26, 2004. On November 26, 2004, Mr. Rosado resigned as Chief Operating Officer as part of our reorganization of our executive officers and assumed the role of Vice President of Product Management in addition to his responsibility as Chief Financial Officer. Mr. Rosado is a founding principal and Director of CanOnline and since December 18, 2003, he has also been a Director of NS8 Corporation. Mr. Rosado joined CMC as Head of Product Design in November 2000. Mr. Rosado has contributed to various of our intellectual property claims in the areas of virtual collaborative environments, graphic rendering and video filtering applications. In October 2002, Mr. Rosado accepted the position of Chief Compliance Officer of intellectual properties until November 2003, when he was named interim Chief Operating Officer and Chief Financial Officer of CanOnline. In November 2004, Mr. Rosado resigned as Chief Operating Officer so that he could contribute and dedicate more of his expertise in product architecture and development management. Mr. Rosado brings us over twelve years of multimedia, film and television production and direction; commercial broadcasting and management expertise. Prior to CanOnline, Mr. Rosado was one of the original founders of Videocomunicacion y Servicios SCP (Videocom's), a renowned multimedia production company in the southeast of Mexico, where he also performed as Director/Producer and Head of Multimedia Development. Mr. Rosado graduated in 1991 with a Bachelor of Arts in Communications Science from University of Mayab in his native Merida, Yucatan, Mexico. From 1994 to 1996, Mr. Rosado pursued graduate studies obtaining his

Master's degree in Strategic Marketing from the University of Mayab/Anahuac. He is currently a Ph.D. Candidate in the part-time program at the University of British Columbia.

Ms. Thomson has been the Director of Operations and Human Resources for NS8 Corporation and its subsidiaries CanOnline and CMC from March 2003 until her recent appointment in November 2004 as Chief Operating Officer. Ms. Thomson is currently responsible for operations management, human resources functions, inter-departmental communication and coordination, establishment and enforcement of corporate policies/procedures, and coordination of all SEC filings. From December 2002 to March 2003, Ms. Thomson held the position of Operations and Human Resources Manager. In that position, Ms. Thomson was responsible for the organization and management of administrative and human resources activities of NS8Corp and its subsidiaries. From August 2000 to January 2002, Ms. Thomson worked with Novus Telecom Group, Inc. located in British Columbia in the Legal and Human Resources Departments and was a contributor to the growth of Novus from start up to operational maturity. Ms. Thomson completed a Human Resource Management Certificate at the British Columbia Institute of Technology (BCIT) in 2002 and is currently enrolled at Simon Fraser University working toward a degree in Integrated Liberal and Business Studies.

Mr. Waage joined CanOnline in October 1999 to contribute to the areas of management development, sales and strategic partnerships. On March 15, 2000, Mr. Waage was appointed to the Board of Directors of CanOnline and served in this capacity until January 10, 2005. On December 18, 2003, Mr. Waage was appointed as a Director of NS8 Corporation and continues to serve in this role. Since 1995, Mr. Waage has been the president of his own firm that provides consulting services in areas of mergers, acquisitions and turn-arounds and management consulting throughout the United States. He also served in a senior business development position of Advanced Technology Development for Honeywell from the period of 1987 to 1994. At Honeywell, he continued to provide service with respect to sensitive technology development for the department of defense and was awarded the Honeywell Top Performers Award in 1989. Prior to his business profession, Mr. Waage served in the United States Air Force as a Senior Command Instructor and Fighter Pilot for the Air National Guard. Mr. Waage retired from the Air Force in 1995, as a Lieutenant Colonel, and received the Distinguished Meritorious Service Award in 1991. He was awarded a Masters Certificate of Jet Flight Instruction and has been a member in good standing with the United States Chamber of Commerce, Association of Old Crows (Electronic Warfare), American Institute of Aeronautics and Astronautics and U.S. Air Force Reserve Officers Association (past President). He has also been a member of the Alumni board of Directors of Evangel University where he received a Bachelor of Science degree in Mathematics & Physics (1970). Mr. Waage also holds a Masters Degree
(equivalent) from the U.S. Air Force (Management, Leadership, and Aviation-Aeronautics) (1990).

Compliance  with  Section  16(A)  of  the  Exchange  Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code  of  Ethics

A Code of Ethics that applies to our executive officers as well as to all employees has been approved and adopted by our Board of Directors. You may obtain a copy of our code of ethics on our website, www.NS8corp.net. We do not
                                                     ---------------
incorporate  by  reference  any  information  from our website into this report.

ITEM  10.     Executive  Compensation

The following table sets forth certain information concerning the compensation paid to Anthony Alda, our current CEO, and the four other most highly compensated executive officers who earned at least $100,000 during the periods described below:


Summary  Compensation  Table

                                                                                        Long  Term  Compensation
                                                                                       -------------------------
                            Annual  Compensation                                         Awards        Payouts
                     ----------------------------------                                ------------  -----------
                                                                        Restricted     Securities
                                                         Other Annual      Stock       Underlying       LTIP        All other
Name &                   Year ended  Salary      Bonus    Compensation     Awards       Options/SARs     Payouts  Compensations
Principal Position      December 31,  ($)          ($)         ($)            ($)           (#)            ($)        ($)
Peter . . . . . . .          2004   153,241        -           -               -           300,000         -          -
Hogendoorn, . . . .          2003   191,964        -           -               -         1,000,000         -          -
President & CEO (1),(4)      2002      -           -           -               -               -           -          -


Anthony Alda, . . .          2004    256,562       -           -               -           370,000         -          -
Chairman of . . . .          2003    222,718       -           -               -         7,720,000(3)      -          -
the Board of. . . .          2002    154,958       -           -               -              -            -          -
Directors (1),(4)


Leslie J. Ames, . .          2004    209,186       -           -               -           400,000         -          -
Senior Vice . . . .          2003    200,413       -           -               -          1,250,000        -          -
President Legal . .          2002    102,500       -           -               -              -            -          -
Affairs and Secretary (4)


Brent Bysouth,. . .          2004    182,111       -           -               -           350,000         -          -
Chief Software. . .          2003    179,362       -           -               -          1,150,000(3)     -          -
Architect (2),(4) . .        2002    201,309       -           -               -                           -          -


Ricardo Rosado, . .          2004    173,022       -           -               -            350,000        -          -
Chief Financial . .          2003    168,643       -           -               -           1,050,000       -          -
Officer and Chief .          2002         -        -           -               -               -           -          -
Operations Officer.(4)


Thomas Routt                 2004    166,385              -           -              -    2,000,000             -         -
President and                2003       -                 -           -              -        -                 -         -
Co-Chief Architect           2002       -                 -           -              -        -                 -         -

Marc Strauch                 2004    104,167              -           -              -    1,500,000             -         -
Chief Marketing              2003       -                 -           -              -        -                 -         -
Officer                      2002       -                 -           -              -        -                 -         -

(1) Mr. Hogendoorn served as the Company's President through January 2004 and as CEO through June 2004. Mr. Alda was appointed CEO on July 15, 2004.

(2) Includes amounts paid to Mr. Bysouth's wholly owned company, Phoenix Management Consulting Group, Inc.
(3) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") holds options to purchase 1,750,000 shares, of the Company. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.
(4) Annual salary figures include wages accrued but not paid under management agreements.

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

The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

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

     2004  Stock  Option  Plan

We adopted our 2004 Stock Option Plan on February 4, 2004. The Plan provides for the grant of "nonstatutory stock options." The total number of shares of common stock reserved for issuance under the plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. We have granted the options to acquire shares of our common stock to certain employees and consultants pursuant to the Plan, and, as of December 31, 2004, the following options were outstanding:

-    250,000  shares  at  an  exercise  price  of  $1.25  per  share;
-    55,000  shares  at  an  exercise  price  of  $1.55  per  share;
-    1,500,000  shares  at  an  exercise  price  of  $1.40  per  share;
-    2,000,000  shares  at  an  exercise  price  of  $1.33  per  share;
-    5,500  shares  at  an  exercise  price  of  $1.10  per  share;
-    27,500  shares  at  an  exercise  price  of  $1.05  per  share;
-    25,000  shares  at  an  exercise  price  of  $0.85  per  share;
-    75,000  shares  at  an  exercise  price  of  $0.90  per  share;
-    55,000  shares  at  an  exercise  price  of  $0.96  per  share;
-    247,000shares  at  an  exercise  price  of  $1.01  per  share;
-    29,412  shares  at  an  exercise  price  of  $1.36  per  share;
-    50,000  shares  at  an  exercise  price  of  $0.62  per  share;
-     3,855,000  shares  at  an  exercise  price  of  $0.64  per  share;
-    35,000  shares  at  an  exercise  price  of  $0.65  per  share;
-    5,000  shares  at  an  exercise  price  of  $0.68  per  share;  and
-    75,000  shares  at  an  exercise  price  of  $0.93  per  share.

Option  Grants  in  Last  Fiscal  Year
The following table sets forth information concerning stock options granted to each of the executives named in the summary compensation table for the fiscal year ending December 31, 2004:


                                     Percentage of Total of
                  Number of Shares     Options Granted to
                     Underlying         Employees During      Exercise Price
   Name            Options Granted         Fiscal Year           Per Share     Expiration Date
Peter Hogendoorn        300,000               3.6%                $ .640        Dec. 14, 2009

Anthony Alda . .        370,000               4.5%                $ .640        Dec. 14, 2009

Leslie J. Ames .        400,000               4.8%                $ .640        Dec. 14, 2009

Brent Bysouth. .        350,000               4.2%                $ .640        Dec. 14, 2009

Ricardo Rosado .        350,000               4.2%                $ .640        Dec. 14, 2009

Thomas Routt...       2,000,000               24.13%              $1.330        Feb.  2, 2009

Marc Strauch          1,500,000               18.10%              $1.400        Feb. 18, 2009

Options Exercised In Last Fiscal Year and Fiscal Year-End Option Values

                     Shares                 Number of Shares                 Value of Unexercised In-the-
                  Acquired on   Value     Underlying Unexercised                  Money  Options  at
Name                Exercise   Realized   Options at  Fiscal Year-End           Fiscal  Year-End  (1)
                                         Exercisable    Unexercisable        Exercisable     Unexercisable
                                        ------------    -------------        ------------    -------------
Peter Hogendoorn           -         -    1,000,000       300,000              $460,000          $138,000
Anthony Alda . .           -         -    7,720,000(2)    370,000            $3,551,200          $170,200

Leslie J. Ames .           -         -    1,250,000       400,000              $575,000          $184,000

Brent Bysouth. .           -         -    1,150,000(2)    350,000              $529,000          $161,000
Ricardo Rosado .           -         -    1,050,000       350,000              $483,000          $161,000
Thomas Routt               -         -      833,332     1,166,668              $383,333          $536,667
Marc Strauch               -         -      625,000       875,000              $287,500          $402,500

(1) Based on the December 31, 2004, closing bid price for our common stock of $0.46 per share.

(2) Phoenix Management Consulting Group, Inc., a British Columbia, Canada corporation ("Phoenix") holds options to purchase 1,750,000 of our shares. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

Director's  Compensation  and  Committees

We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings.

We do not have an audit committee. Accordingly, we have not designated any director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission.

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

Executives'  Compensation  Policies.

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives' compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of our shareholders. The board believes that option grants should be considered on an annual basis. During 2004, the Board of Directors created a Compensation Committee to formulate control policies with respect to the qualification and treatment of cash, benefits and securities compensation for all of our employment agreements and consulting agreements. The Compensation Committee created the compensation guidelines for its executive officers. The Compensation Committee is comprised of up to five people who oversee all matters with respect to compensation including the review and evaluation of the conduct and performance of our top executives for the purpose of assessing their merits and making recommendations as to their respective compensation. Currently, our Compensation Committee consists of Melanie Thomson, Ricardo Rosado, Les Ames and Anthony Alda. In 2004, the Compensation Committee met four times.

Employment  Agreements  with  Executive  Officers

NS8Corp has executed employment agreements with its top five executive officers. Below is a summary of the major terms of these employment agreements.

Anthony J. Alda, Co-Chief Architect, Chairman of the Board of Directors and CEO, signed an employment agreement with us on May 24, 2002. This agreement does not have a termination date. Under the agreement, Mr. Alda receives a base salary of $150,000 per year, a monthly car allowance and expense of approximately $1,225, a monthly personal expense account of $2,000, an annual vacation travel expense of $6,000, relocation fees of $9,500 per month, if necessary, and a severance payment of 36 months of salary, which would currently be $450,000, if he is terminated without cause. As of December 31, 2004, Mr. Alda has $320,659 in accrued wages which have not been paid. These accrued wages may be distributed at the discretion of management on a pro rata basis if there are sufficient cash flows available. Mr. Alda also has an employment agreement with CMC, under which he receives a base salary of $84,000 CAD per year, a monthly car allowance of $750 CAD per month plus insurance and maintenance, a monthly personal expense account of $2,000 CAD and severance payments, if necessary, in accordance with the British Columbia Employment Standards Act.

Brent Richard Bysouth, Chief Software Architect and Director, signed an employment agreement with CMC on December 1, 2004 which replaces all prior employment agreements with us. The agreement does not have a termination date.
Under the agreement, he receives a base salary of $105,000 CAD per year, a monthly car allowance of $750 CAD plus insurance and maintenance, a monthly personal expense account of $3,000 CAD and severance payments, if necessary, in accordance with the British Columbia Employment Standards Act. As of December 31, 2004, Mr. Bysouth has $440,530 in accrued wages under his previous employment agreement which have not been paid. As per the terms of Mr. Bysouth's new employment agreement, these accrued wages may be distributed at the discretion of management on a pro rata basis if there are sufficient cash flows available.

Leslie J. Ames, Senior Vice President, Legal Affairs, Secretary and Director, signed an employment agreement with CMC on November 1, 2004 which replaces all prior employment agreements with us. The Agreement does not have a termination date. Under the agreement, he receives a base salary of $125,000 CAD per year, a monthly car allowance of $750 CAD plus insurance and maintenance, a monthly personal expense account of $3,000 CAD and severance payments, if necessary, in accordance with the British Columbia Employment Standards Act. As of December 31, 2004, Mr. Ames has $369,769 in accrued wages under his previous employment agreement which have not been paid. As per the terms of Mr. Ames' new employment agreement, these accrued wages may be distributed at the discretion of management on a pro rata basis if there are sufficient cash flows available.

Ricardo Rosado, Chief Financial Officer, Chief Operating Officer and Director, signed an employment agreement with CMC on December 1, 2004 which replaces all prior employment agreements with us. The Agreement does not have a termination date. Under the agreement, he receives a base salary of $90,000 CAD per year, a monthly car allowance of $750 CAD plus insurance and maintenance, a monthly personal expense account of $2,000 and severance payments, if necessary, in accordance with the British Columbia Employment Standards Act. As of December 31, 2004, Mr. Rosado has $252,142 in accrued wages under his previous employment agreement which have not been paid. As per the terms of Mr. Rosado's new employment agreement, these accrued wages may be distributed at the discretion of management on a pro rata basis if there are sufficient cash flows available.

Marc Strauch, Chief Marketing Officer, Worldwide business Development, signed an employment agreement with us on February 24, 2004. The fixed remuneration for Mr. Strauch was of $125,000 USD per annum for the first year of employment. In addition to his fixed remuneration, Mr. Strauch received (i) 2,000,000 shares of our common stock as restricted shares, and (ii) nonqualified stock options to acquire One and One-half Million (1,500,000) shares of our common stock at an exercise price of $1.40 USD per share, which equaled the closing market price of the stock as of the effective date of the agreement. Mr. Strauch resigned as our Chief Marketing Officer effective February 16, 2005. As a consequence, his basic salary will be paid up until March 15, 2005 for a total of $10,416.66, and benefit coverage will be provided until March 31, 2005. Mr. Strauch forfeited his 2,000,000 stock grants in November 2004, and as a result of his resignation the 1,500,000 stock option agreement dated February 20, 2004 was rescinded and replaced with a new stock option agreement for 525,000 options as full consideration for his employment.

Peter Hogendoorn, our former CEO and President, signed an employment agreement with us on January 15, 2003. The Agreement did not have a termination date. Under the agreement, he received a base salary of $150,000 per year, a monthly car allowance and expense of approximately $1,225, a monthly personal expense account of $2,000, an annual vacation travel expense of $6,000, relocation fees of $9,500 per month, if necessary, and severance payment of 36 months of salary, which would have been $450,000, in the event of a termination without cause. In June 2004, the employment agreement was terminated, and Mr. Hogendoorn became a consultant to us. For his consulting services, Mr. Hogendoorn receives $7,000 CAD currency per month and reimbursement of business related expenses. As of December 31, 2004, Mr. Hogendoorn has $227,160 in accrued wages under his previous employment agreement which have not been paid. As per the terms of Mr. Hogendoorn's consulting agreement, these accrued wages may be distributed at the discretion of management on a pro rata basis if there are sufficient cash flows available.

Dr. Thomas Routt resigned as Chief Scientist of NS8 Corporation effective January 21, 2005. As a consequence of Dr. Routt's resignation his basic salary would be paid up until February 28, 2005 for a total of $22,500, and benefit coverage would be provided until March 31, 2005. Dr. Routt is able to retain his 2,000,000 stock options for the full term as specified in his Stock Option Agreement.

Michael Waage resigned as Senior Vice President, Global Sales and Marketing of NS8 Corporation effective January 10, 2005. As a consequence of Mr. Waage's resignation his basic salary would be paid up until March 15, 2005 for a total of $16,250, and benefit coverage would be provided until March 31, 2005. In addition, Mr. Waage will receive options to purchase 97,500 shares of our common stock at an exercise price of $0.20.

ITEM  11.     Security  Ownership  Of  Certain  Beneficial Owners And Management

The following table presents information known to us, as of December 31, 2004, relating to the beneficial ownership of common stock by:

- each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

-    each  of  our  named  executive  officers, directors and key employees; and

-    our  directors  and  executive  officers  as  a  group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is care of CMC, 200-1311 Howe Street, Vancouver, British Columbia, Canada.

Percentage ownership in the following table is based on 86,310,975 shares of common stock outstanding as of December 31, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from December 31, 2004 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

                                              OPTIONS
                               BASIC          VESTED      OPTIONS                PERCENT
NAME                        OUTSTANDING  (UNEXERCISED)  (UNVESTED)    TOTAL      OF CLASS
--------------------------  -----------  -------------  ----------  -----------  --------
Brent Richard Bysouth (1).   11,903,105      1,150,000    350,000   13,403,105      13.14%
--------------------------  -----------  -------------  ----------  -----------  --------
Anthony J. Alda (2). . . .    9,748,300      7,720,000    370,000   17,838,300      16.83%
--------------------------  -----------  -------------  ----------  -----------  --------
Martin L. Calvert(3) **. .    4,360,000      2,016,702    375,000    6,751,702       6.88%
--------------------------  -----------  -------------  ----------  -----------  --------
Peter Hogendoorn(4). . . .    8,707,143      1,000,000    300,000   10,007,143      10.11%
--------------------------  -----------  -------------  ----------  -----------  --------
Leslie J. Ames (5) . . . .    3,060,000      1,250,000    400,000    4,710,000       4.76%
--------------------------  -----------  -------------  ----------  -----------  --------
Thomas Routt** . . . . . .                    833,332   1,166,668    2,000,000          *
--------------------------   -----------  -------------  ----------  -----------  --------
Ricardo Rosado . . . . . .    2,545,667      1,050,000    350,000    3,945,667       4.00%
--------------------------   -----------  -------------  ----------  -----------  --------
Michael Waage. . . . . . .    1,350,000        700,000     50,000    2,100,000       2.32%
--------------------------  -----------  -------------  ----------  -----------  ---------
Marc Strauch** . . . . . .                     625,000    875,000    1,500,000          *
--------------------------  -----------  -------------  ----------  -----------  ---------
Melanie Thomson. . . . . .      425,000                   275,000      700,000          *
--------------------------   -----------  -------------  ----------  -----------  --------
David Aisenstat. . . . . .    5,814,286              _               5,814,286       6.31%
--------------------------  -----------  -------------  ----------  -----------  ---------
Total of all Executive . .
Officers and Directors as
a Group (8 persons)          29,032,072     13,328,332  3,836,668   46,197,072      32.92%
--------------------------  -----------  -------------  ----------  -----------  --------

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

(5)  This  includes  2,760,000  shares  held  by Leslie J. Ames Law Corporation.

ITEM  12.     Certain  Relationships  and  Related  Transactions

Transactions  with  David  Aisenstat:

     David Aisenstat loaned CanOnline $100,000 on April 30, 2003, and $100,000 on May 27, 2003. Each loan is subject to 8% interest, and due on demand. On
October  29,  2003,  Mr.  Aisenstat  demanded  repayment  of  $50,000.  In  Mr.

Aisenstat's demand for repayment he agreed to accept 100,000 common shares of CanOnline for the principle amount of $50,000. Mr. Aisenstat's election to convert the debt to shares was agreed to and accepted by the Board of Directors of CanOnline. The balance of the two loans outstanding is $150,000 plus accrued interest. On December 20, 2004, we repaid the loans plus accrued interest. The total amount repaid was $171,106.85.

Transaction  with  Martin  Calvert:

On May 13, 2004, Martin Calvert, a director of ours, loaned us $95,000. The loan was initially due on May 13, 2005 and bore interest at the rate of 8% per annum, but on June 1, 2004, the loan plus accrued interest was fully paid to Martin Calvert in amount of $95,333.15. Pursuant to the terms of the loan, upon its repayment, we issued to Mr. Calvert warrants to purchase 47,500 shares of common stock at an exercise price of $0.61 per share. The warrants remain unexercised.


On August 12, 2004, Martin Calvert, then a director of ours, loaned us $100,000. The loan is due on August 12, 2005 and bears interest at a rate of 9.5% per annum. Upon repayment of the loan to Martin Calvert, we will issue to Mr. Calvert warrants to purchase 50,000 shares of our common stock at an exercise price equal to market price on the date the warrants are issued with a term of two years from the date of issuance. A portion of the loan plus accrued interest was repaid in September 2004. The balance remaining on the loan plus accrued interest was repaid in December 2004 which amounted to $27,108.21. The warrants were issued with an exercise price of $0.61 per share and remain unexercised.

ITEM  13.     EXHIBITS,  List  and  Reports  on  Form  8-K


(a) Exhibit
    Number   Description
     2.1     Agreement  and  Plan  of Merger dated November 3, 2003 among Registrant,
             DLVN  Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.  (1)
     2.2     Correction  Agreement  dated  November  3,  2003  among Registrant, DLVN
             Acquisition,  Inc.  and  CanOnline  Global  Media,  Inc.  (1)
     2.3     Certificate  of  Merger  filed  with  Delaware  Secretary  of  State (1)
     2.4     Certificate  of  Merger  filed  with  Washington  Secretary of State (1)
     3.1     Certificate  of  Incorporation  (2)
     3.2     Amendment  of Certificate of Incorporation-dated October 13, 2003 (3)
     3.3     Amendment of Certificate of Incorporation-dated December 17, 2003 (3)
     3.4     By-Laws  (2)
     3.5     Amended  By-Laws  (2)
     10.1    Stock  Option  Plan  of  2001  (2)
     10.2    Stock  Option  Plan  of  2004
     10.3    Employment  Agreement of Ricardo Rosado with CanOnline Global
             Media  Corp.  (4)
     10.4    Amended Employment Agreement of Ricardo Rosado with CanOnline
             Global  Media  Corp.  (4)

     10.5    Amendment  to Employment Agreement of Ricardo Rosado with NS8
             Corp.
     10.6    Addendum  to  Amendment  to  Employment  Agreement of Ricardo
             Rosado  with  NS8  Corp.
     10.7    Employment  Agreement  of  Anthony Alda with CanOnline Global
             Media  Corp.  (4)
     10.8    Amended  Employment  Agreement of Anthony Alda with CanOnline
             Global  Media  Corp.(4)
     10.9    Employment  Agreement of Leslie J. Ames with CanOnline Global
             Media  Corp.  (4)
     10.10   Amended  Employment  Agreement  of  Leslie J. Ames with CanOnline
             Global  Media  Corp.  (4)
     10.11   Amendment  to  Employment  Agreement  of  Leslie J. Ames with NS8
             Corp.
     10.12   Addendum  to  Amendment to Employment Agreement of Leslie J.
             Ames  with  NS8  Corp.
     10.13   Employment  Agreement  of  Brent S. Bysouth with CanOnline Global
             Media  Corp.  (4)
     10.14   Amended  Employment  Agreement of Brent S. Bysouth with CanOnline
             Global  Media  Corp.  (4)
     10.15   Amendment  to Employment Agreement of Brent Bysouth with NS8
             Corp.
     10.16   Addendum  to  Amendment  to  Employment  Agreement  of Brent
             Bysouth  with  NS8  Corp.
     10.17   Employment  Agreement of Thomas Routt with CanOnline Global Media
             Corp.  (4)
     10.18   Employment Agreement of Ricardo Rosado with CanOnline Media Corp.(4)
     10.19   Amended  Employment  Agreement  of  Ricardo Rosado with CanOnline
             Media  Corp.
     10.20   Employment  Agreement  of Anthony Alda with CanOnline Media Corp.(4)
     10.21   Amended  Agreement  of  Anthony  Alda  with CanOnline Media Corp.
     10.22   Agreement  of  Leslie  J.  Ames  with  CanOnline  Media Corp. (4)
     10.23   Amended  Agreement  of  Leslie J. Ames with CanOnline Media Corp.
     10.24   Agreement  of  Brent  Bysouth  with  CanOnline  Media  Corp.  (4)
     10.25   Amended  Agreement  of  Brent  Bysouth with CanOnline Media Corp.
     10.26   Employment  Agreement  of  Melanie  Thomson  with CanOnline Media
             Corp.
     10.27   Amended  Employment  Agreement  of Melanie Thomson with CanOnline
             Media  Corp.
     10.28   Employment  Agreement  of  Peter Hogendoorn with CanOnline Global
             Media  Corp.  (4)
     10.29   Consulting  Agreement  between  Peter  Hogendoorn  and  NS8
             Corporation,  Inc.
     31.1    Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Principal
             Executive  Officer
     31.2    Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Financial
             Officer
     32.1    Section  1350  Certification  of  Chief  Executive  Officer
     32.2    Section  1350  Certification  of  Chief  Financial  Officer

(1)   Previously  filed  in  Registrant's  Form  8-K/A filed on January 31, 2004
(2)   Previously  filed  in  Registrant's  Form  SB-2 filed on December 26, 2001

(3) Previously filed in Registrant's Form 10-KSB for the year ended September 30, 2003 filed on January 1, 2004
(4) Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2003 filed on April 15, 2004

(b)     Reports  on  Form  8-K

The Company filed the following reports on Form 8-K during the last quarter of 2004:

     1. Report on Form 8-K, dated November 26, 2004. Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

     2. Report on Form 8-K, dated December 14, 2004. Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant; Item 9.01 Financial Statements and Exhibits.
3. Report on Form 8-K/A, dated December 14, 2004. Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant; Item 9.01 Financial Statements and Exhibits.

     4. Report on Form 8-K, dated December 23, 2004. Item 1.01 Entry into a Material Definitive Agreement; Item 3.02 Unregistered Sales Of Equity Securities.

     Registrant filed a Report on Form 8-K/A on January 30, 2004 reporting on the merger with CanOnline. The event reported was amended information concerning the merger.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

(1)  Audit  Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were approximately $143,878 and $ 44,264, respectively.

(2)  Audit  Related  Fees

There were no audit related fees for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for fiscal years 2004 and 2003.

(3)  Tax  Fees

The fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2004 and 2003 were approximately $2,663 and $0, respectively.

(4)  All  Other  Fees

Not  applicable.

(5)  Audit  Committee  Policies  and  Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Singer Lewak Greenbaum & Goldstein, LLP for fiscal years 2004 and 2003.

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


                                            NS8  CORPORATION
                                           (Registrant)


Date:  March  31,  2005                     By:  /s/  Anthony  J.  Alda
                                                 ----------------------
                                                 Anthony J. Alda, CEO (Principal
                                                 Executive  officer)




     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March  31,  2005                     By:  /s/  Anthony  J.  Alda
                                            ------------------------------------
                                            Chairman of the Board of Directors,
                                            President and CEO (Principal
                                            Executive  Officer)

Date:  March  31,  2005                     By:  /s/  Ricardo  Rosado
                                            ------------------------------------
                                            Ricardo Rosado, Chief Financial
                                            Officer and  Director

Date:   March  31,  2005                    By:  /s/  Leslie  J.  Ames
                                            ------------------------------------
                                            Leslie  J.  Ames,  Director

Date:  March  31,  2005                     By:  /s/  Michael  W.  Waage
                                            ------------------------------------
                                            Michael  W.  Waage,  Director

Date:  March  31,  2005                     By:  /s/  Brent  R.  Bysouth
                                            ------------------------------------
                                            Brent  R.  Bysouth,  Director

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

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

     Consolidated  Balance  Sheet                                           F-3

     Consolidated  Statements  of  Operations                               F-4

     Consolidated  Statements  of  Comprehensive  Loss                      F-5

     Consolidated  Statements  of  Shareholders' Equity (Deficit)           F-6

     Consolidated  Statements  of  Cash  Flows                        F-7 - F-8

     Notes  to  Consolidated  Financial  Statements                  F-9 - F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To  the  Board  of  Directors
NS8  Corporation


We have audited the consolidated balance sheet of NS8 Corporation and subsidiaries (a developmental stage company) as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004, and the period from June 18, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NS8 Corporation and subsidiaries (a developmental stage company) as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, and the period from June 18, 1999 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP

Los  Angeles,  California
March  31,  2005

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2004
--------------------------------------------------------------------------------

                                 ASSETS
Current assets
  Cash and cash equivalents                               $  1,562,040
  Prepaid, consulting services                               3,098,622
  Prepaid, other                                                85,804
                                                          -------------

    Total current assets                                     4,746,466

Property and equipment, net                                    174,395
                                                          -------------

        Total assets                                      $  4,920,861
                                                          =============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                   $    351,132
  Accrued payroll and related expenses                       1,695,020
  Current portion of capital lease obligations                   7,550
  Notes payable                                                325,000
  Notes payable - shareholders, net of debt discount
    of $9,894                                                3,790,106
                                                          -------------

    Total current liabilities                                6,168,808

Capital lease obligations, net of current portion                5,155

Convertible debentures, net of debt discount of $339,284     1,160,716
                                                          -------------

      Total liabilities                                      7,334,679
                                                          -------------

Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                                 -
  Common stock, $0.0001 par value
    200,000,000 shares authorized
    86,310,975 shares issued and outstanding                     8,631
  Additional paid-in capital                                12,878,821
  Deferred compensation                                              -
  Accumulated other comprehensive loss                         (44,261)
  Deficit accumulated in the development stage             (15,257,009)
                                                          -------------

      Total shareholders' deficit                           (2,413,818)
                                                          -------------

        Total liabilities and shareholders' deficit       $  4,920,861
                                                          =============

   The accompanying notes are an integral part of these financial statements.


                                                                   NS8 CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Years Ended December 31, 2004 and 2003
                                                                               and
                                     for the Period from June 18, 1999 (Inception)
                                                              to December 31, 2004
----------------------------------------------------------------------------------

                                                                        For the
                                                                      Period from
                                                                        June 18,
                                             For the Year Ended          1999
                                                 December 31,        (Inception) to
                                     ------------------------------   December 31,
                                           2004            2003          2004
                                     ----------------  ------------  -------------
Operating expenses
  Research and development           $     1,079,824   $ 1,382,000   $  2,678,896
  General and administrative               8,323,294     2,518,058     12,210,274
                                     ----------------  ------------  -------------

    Total operating expenses               9,403,118     3,900,058     14,889,170
                                     ----------------  ------------  -------------

Loss from operations                      (9,403,118)   (3,900,058)   (14,889,170)
                                     ----------------  ------------  -------------

Other (expense) income
  Other (expense) income                     (19,733)       27,594         56,189
  Interest expense                          (359,069)      (52,930)      (424,028)
                                     ----------------  ------------  -------------

    Total other expense                     (378,802)      (25,336)      (367,839)
                                     ----------------  ------------  -------------

Net loss                             $    (9,781,920)  $(3,925,394)  $(15,257,009)
                                     ================  ============  =============

Basic and diluted loss per share     $         (0.11)  $     (0.07)
                                     ================  ============

Weighted-average shares outstanding       88,208,761    58,900,389
                                     ================  ============

   The accompanying notes are an integral part of these financial statements.


                                                                  NS8 CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   For the Years Ended December 31, 2004 and 2003
                                                                              and
                                    for the Period from June 18, 1999 (Inception)
                                                             to December 31, 2004
----------------------------------------------------------------------------------


                                                                       For the
                                                                     Period from
                                                                       June 18,
                                            For the Year Ended          1999
                                                December 31,        (Inception) to
                                    ------------------------------   December 31,
                                          2004            2003          2004
                                    ----------------  ------------  -------------
Net loss                            $    (9,781,920)  $(3,925,394)  $(15,257,009)

Other comprehensive loss
  Foreign currency exchange losses           (9,001)      (37,934)       (44,261)
                                    ----------------  ------------  -------------

Comprehensive loss                  $    (9,790,921)  $(3,963,328)  $(15,301,270)
                                    ================  ============  =============

   The accompanying notes are an integral part of these financial statements.


                                                                                                                   NS8 CORPORATION
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                For the Period from June 18, 1999 (inception) to December 31, 2004
----------------------------------------------------------------------------------------------------------------------------------


                                                                                        Accumulated       Deficit
                                                                                           Other        Accumulated
                                                         Additional                    Comprehensive      in the
                               Common        Stock        Paid-In        Deferred         Income        Development
                             -----------  ------------  ------------
                               Shares        Amount       Capital      Compensation       (Loss)           Stage         Total
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------
Balance, June 18, 1999                -   $         -   $         -   $           -   $            -   $          -   $         -
                             (inception)
Issuance of shares for cash   4,130,000           413         5,203                                                         5,616
Conversion of debt to
  common stock               29,281,406         2,928        36,885                                                        39,813
Net loss                                                                                                    (31,905)      (31,905)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 1999                     33,411,406         3,341        42,088               -                -        (31,905)       13,524
Exercise of stock options     2,000,000           200          (200)              -
Options granted
  for services                                                3,400                                                         3,400
Issuance of shares for
  services                       20,000             2         1,018                                                         1,020
Issuance of shares for cash   3,239,112           324       283,815                                                       284,139
Issuance of shares for                -
  offering costs                150,000            15        22,485                                                        22,500
Offering costs                  (33,242)                                                                                  (33,242)
Foreign exchange
  translation                                                                                   (681)                        (681)
Net loss                                                                                                   (232,829)     (232,829)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2000                     38,820,518   $     3,882   $   319,364   $           -   $         (681)  $   (264,734)  $    57,831
Conversion of debt to
  common stock                   35,667             4         5,346                                                         5,350
Exercise of options             450,000            45           (45)                                                            -
Issuance of shares for
  service                        50,000             5           195                                                           200
Buy-back of shares           (1,025,000)         (103)       (2,559)                                                       (2,662)
Foreign exchange
  translation                                                                                  5,873                        5,873
Net loss                                                                                                   (391,930)     (391,930)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2001                     38,331,185   $     3,833   $   322,301   $           -   $        5,192   $   (656,664)  $  (325,338)
Conversion of debt to
  common stock                7,923,448           793       151,507                                                       152,300
Issuance of shares for
  employee compensation       2,310,000           231        80,619         (56,000)                                       24,850
Cancellation of shares       (1,000,000)         (100)          100                                                             -
Foreign exchange
  translation                                                                                 (2,518)                      (2,518)
Net loss                                                                                                   (893,031)     (893,031)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2002                     47,564,633   $     4,757   $   554,527   $     (56,000)  $        2,674   $ (1,549,695)  $(1,043,737)
Conversion of debt           12,385,714         1,239       684,782                                                       686,021
Issuance of shares for cash   4,833,334           483     2,444,517                                                     2,445,000
Issuance of shares for                -
  employee compensation       3,720,000           372       947,933          56,000                                     1,004,305
Issuance of shares for
  services                      500,000            50        17,450                                                        17,500
Issuance of shares to
  pre-reverse
  merger shareholders        15,250,000         1,525        (1,525)                                                            -
Foreign exchange
  translation                                                                                (37,934)                     (37,934)
Net loss                                                                                                 (3,925,394)   (3,925,394)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2003                     84,253,681   $     8,426   $ 4,647,684   $           -   $      (35,260)  $ (5,475,089)  $  (854,239)
Issuance of shares for cash     597,544            60       399,940                                                       400,000
Issuance of shares for
  employee compensation               -                           -                                                             -
Issuance of shares for
  services                      525,170            52       546,947                                                       546,999
Issuance of shares for
  offering costs                934,580            93           (93)                                                            -
Offering costs                                              (21,000)                                                      (21,000)
Debt discount for valuation
  of warrants issued with
  notes payable                                             126,857                                                       126,857
Beneficial conversion
  feature on convertible
  notes payable                       -                     428,571                                                       428,571
Warrants issued for
  Services rendered                   -                   5,724,021                                                     5,724,021
Compensation charge for
  warrants issued "in the
  money" to non-employees             -                      20,000                                                        20,000
Options issued for
  services rendered                   -                     896,000                                                       896,000
Compensation charge for
  stock options issued "in
  the money" to employees             -                     110,100                                                       110,100
Foreign exchange
  translation                                                  (206)                          (9,001)                      (9,207)
Net loss                              -             -             -               -                -     (9,781,920)   (9,781,920)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2004                     86,310,975   $     8,631   $12,878,821   $           -   $      (44,261)  $(15,257,009)  $(2,413,818)
                             ===========  ============  ============  ==============  ===============  =============  ============

   The accompanying notes are an integral part of these financial statements.


                                                                           NS8 CORPORATION
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended December 31, 2004 and
                                                                                  2003 and
                                             for the Period from June 18, 1999 (Inception)
                                                                      to December 31, 2004
------------------------------------------------------------------------------------------

                                                                                For the
                                                                              Period from
                                                                               June 18,
                                                   For the Year Ended            1999
                                                       December 31,          (Inception) to
                                             ------------------------------    December 31,
                                                 2004            2003            2004
                                             ------------  ----------------  -------------
Cash flows from operating activities
  Net loss                                   $(9,781,920)  $    (3,925,394)  $(15,257,009)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization               51,183            26,343         95,394
      Compensation charge for
        in-the-money stock options               110,100                          110,100
      Compensation charge for
        in-the-money warrants                     20,000                           20,000
      Accretion of warrants issued as
        a debt discount                          117,138                          117,138
      Accretion of interest issued as
        a debenture discount                      89,287                           89,287
      Issuance of stock for services             547,000            17,500        565,720
      Issuance of stock for compensation               -         1,004,305      1,029,155
      Issuance of warrants for compensation    5,724,021                        5,724,021
      Options granted for services               896,000                 -        899,400
      (Increase) decrease in
        Accounts receivable                            -                 -              -
        Prepaid expenses and other
          current assets                      (3,143,801)          (62,686)    (3,217,658)
      Increase (decrease) in
        Accounts payable and accrued
          expenses                               206,087             8,820        382,153
        Accrued payroll                          476,304           611,366      1,728,252
                                             ------------  ----------------  -------------

Net cash used in operating activities         (4,688,601)       (2,319,746)    (7,714,047)
                                             ------------  ----------------  -------------

Cash flows from investing activities
  Purchase of property and equipment            (116,691)          (90,760)      (220,768)
                                             ------------  ----------------  -------------

Net cash used in investing activities           (116,691)          (90,760)      (220,768)
                                             ------------  ----------------  -------------

Cash flows from financing activities
  Payments on notes payable                  $         -   $        (1,967)  $          -
  Proceeds from notes payable                          -                 -              -
  Proceeds from convertible debentures         1,500,000           600,000      2,100,000
  Proceeds from issuance of common
    stock                                        400,000         2,445,000      3,157,254
  Proceeds from loans from officers/
    shareholders                               4,145,000           400,000      5,017,650
  Payments on loans from officers/
    shareholders                                (495,000)          (70,361)      (565,361)
  Proceeds from short term loans                 100,000           225,000        325,000
  Payments for redemption of shares                    -                 -         (2,662)
  Offering costs                                 (21,000)                -        (54,242)
  Payments on convertible debentures                   -          (400,000)      (400,000)
  Payments on capital lease obligations           (4,880)          (24,573)       (32,075)
                                             ------------  ----------------  -------------

Net cash provided by financing activities      5,624,120         3,173,099      9,545,564
                                             ------------  ----------------  -------------

Effect of exchange rate changes
  on cash                                        (13,449)          (37,934)       (48,709)
                                             ------------  ----------------  -------------

Net increase in cash and cash
  equivalents                                    805,379           724,659      1,562,040

Cash and cash equivalents,
  beginning of period                            756,661            32,002              -
                                             ------------  ----------------  -------------

Cash and cash equivalents,
  end of period                              $ 1,562,040   $       756,661   $  1,562,040
                                             ============  ================  =============
Supplemental disclosures of
  cash flow information

  Interest paid                              $    92,422   $         6,849   $    118,043
                                             ============  ================  =============

   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Years Ended December 31, 2004 and 2003, and
              for the Period from June 18, 2000 (Inception) to December 31, 2004
--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2004, the Company completed the following:

- The Company issued 525,170 shares of common stock for services rendered valued at $546,999.
- The Company issued 934,580 shares of its common stock as offering costs pursuant to a Standby Equity Distribution Agreement.
- The Company recorded a debt discount in the amount of $126,857 for the valuation of warrants issued with notes payable.
- The Company issued 7,439,504 warrants for services rendered valued at $5,724,021.
- The Company issued 1,700,000 stock options for services rendered valued at $896,000.
- The Company recorded a beneficial conversion feature on convertible notes payable of $428,571.
- The Company recorded compensation of $20,000 for warrants issued "in the money" to non-employees.
- The Company recorded a compensation charge of $110,100 for stock options issued "in the money" to employees.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2004, the Company incurred a net loss of $9,781,920 and had negative cash flows from operations of $4,688,601. In addition, the Company had an accumulated deficit of $15,257,009 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by issuing debt and equity securities and by the continued development of its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Comprehensive  Loss
-------------------
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income (loss), include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

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

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, and accrued payroll. The fair value of these financial instruments are representative of their carrying amounts due to their short maturities.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Advertising  Costs
------------------
The company expenses advertising costs as incurred. For the years ended December 31, 2004 and 2003, advertising costs were $181,099, and $103,427 respectively.

Software  Development  Costs
----------------------------
Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. At December 31, 2004, all costs incurred to internally development our software had been expensed.

Stock-Based  Compensation
-------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

-------------------------
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:


                                                        2004           2003
                                                    -------------  ------------
  Net loss
    As reported                                     $ (9,781,920)  $(3,925,394)
    Add stock based employee compensation
      expense included in net income, net of tax                             -
    Deduct total stock based employee compensation
      expense determined under fair value method
      for all awards, net of tax                      (1,697,040)     (446,601)
                                                    -------------  ------------

        Pro forma                                   $(11,478,960)  $(4,371,995)
                                                    =============  ============

                                                            2004          2003
                                                    -------------  ------------
  Loss per common share
    Basic - as reported                             $      (0.11)  $     (0.07)
    Basic - pro forma                               $      (0.13)  $     (0.07)
    Diluted - as reported                           $      (0.11)  $     (0.07)
    Diluted  pro forma                              $      (0.13)  $     (0.07)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2004: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.15%; and expected life of five years. The weighted-average fair value of options granted during year ended December 31, 2004 for which the exercise price equals the market price on the grant date was $1.273, and the weighted-average exercise price was $1.273. The weighted-average fair value of options granted during year ended December 31, 2004 for which the exercise price is less than the market price on the grant date was $1.37, and the weighted-average exercise price was $1.321. The weighted-average fair value of options granted during year ended December 31, 2004 for which the exercise price is greater than the market price on the grant date was $1.311, and the weighted-average exercise price was $1.479.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.


                                2004        2003
                             ----------  ----------
  Options outstanding under
    the Company's stock
    option plans             23,176,114  14,886,702
  Warrants                    9,112,001           -

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

Foreign  Currency  Translation
------------------------------
Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity (deficit) as accumulated other comprehensive income (loss).

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Impact  of  Recent  Accounting  Pronouncements
----------------------------------------------

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.


NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  December  31,  2004  consisted  of  the following:

     Computer  equipment  and  software               $     155,797
     Furniture  and  equipment                               79,655
     Vehicles                                                27,113
     Leasehold  improvements                                  8,958
                                                      -------------
                                                            271,523
     Less accumulated depreciation and amortization          97,128
                                                      -------------

          Total                                       $     174,395
                                                      =============

Depreciation and amortization expense was $50,327, $26,343, and $94,538 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

NOTE  5  -  NOTES  PAYABLE

Amounts  due  under  notes  payable  include  the  following:

- Short term loans for gross proceeds of $225,000. The loans earn interest at 8% per annum, and the principal and any unpaid interest are payable on demand.

- Promissory note agreement for gross proceeds of $100,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 27, 2005.

Future minimum payments under these notes payable at December 31, 2004 were as follows:


Year Ending                            Notes
December 31,                          Payable
------------------------------------  --------
2005                                  $376,885
2006                                         -
2007                                         -
2008                                         -
2009                                         -
    Thereafter                               -
                                      --------

                                       376,885
  Less amount representing interest     51,885
                                      --------

    Notes Payable                     $325,000
                                      ========

Interest expense was $32,638, $2,040, and $34,678 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

NOTE  6  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY

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

NOTE  6  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY  (Continued)

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was calculated at $428,571 and is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. The Company recognized interest expense of $89,287 in the accompanying statements of operations for the year ended December 31, 2004.

Future minimum payments under these debentures at December 31, 2004 were as follows:

Year Ending                             Notes
December 31,                           Payable
------------------------------------  ----------
2005                                  $        -
2006                                           -
2007                                   1,725,000
2008                                           -
2009                                           -
    Thereafter                                 -
                                      ----------

                                       1,725,000
  Less amount representing interest      225,000
                                      ----------

    Total                             $1,500,000
    Less discount                        339,284
                                      ----------

        Convertible debenture         $1,160,716
                                      ==========

Interest expense was $42,021, $25,503, and $67,524 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Leases
------
The Company leases its facilities under various non-cancelable operating leases, which require monthly payments ranging from $150 to $8,230 and expire through December 2007. In addition, the Company leases various equipment under capital lease obligations, which require monthly payments ranging from $301 to $470, bear interest at approximately 20% per annum, and expire through May 2006.

Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2004 were as follows:


Year Ending                           Operating   Capital
December 31,                            Leases     Leases
------------------------------------  ----------  --------
2005                                  $  226,858  $ 10,010
2006                                     220,899     5,870
2007                                     108,072         -
                                      ----------  --------

                                         555,829    15,880
                                      ==========
  Less amount representing interest                  3,175
                                                ----------

                                                    12,705
  Less current portion                               7,550
                                                ----------

    Long-term portion                           $    5,155
                                                ==========

Rent expense was $164,992, $119,997, and $327,996 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)

------
Leased capital assets included in property and equipment at December 31, 2004 were estimated to be as follows:

     Computer  equipment                $     23,128
     Vehicles                                 27,113
                                        ------------

                                              50,241
     Less  accumulated  depreciation          36,480
                                        ------------

          Total                         $     13,761
                                        ============

Depreciation expense for assets under capital leases was $5,454, $12,143, and $33,852 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

Employment  Agreements
----------------------
The Company has entered into employment agreements with its Chief Executive Officer ("CEO"), Chief Scientist, Chief Marketing Officer, Chief Software Architect, Chief Operating Officer, Chief Financial Officer, and Senior Vice
President, Legal Affairs, for annual base salaries of $214,537, $180,000, $125,000, $80,672, $64,537, $69,147, and $96,038, respectively. The CEO's annual compensation is comprised of two separate Employment agreements, one is held with NS8 and the other is held with CMC. The CEO's Employment agreement with NS8 has a termination without cause severance payment of 36 months of salary, which at December 31, 2004 would be $450,000. The CEO's CMC Employment agreement along with the other officers who reside in Vancouver, British Columbia are protected by the British Columbia Employment Standards Act, which entitles them to one week of compensation for each year of service with the Company. Each of these employment agreements do not have termination dates.

Litigation
----------
The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

NOTE  8  -  SHAREHOLDERS'  DEFICIT

Preferred  Stock
----------------
The Company has 50,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2004.

Common  Stock
-------------
During the year ended December 31, 2004, the Company completed the following transactions:

- In November 2004, the Company issued 5,597,544 common shares to Cornell Capital Partners through the Equity Distribution Agreement valued at $400,000.

-     In  October  2004,  the  Company  issued  500,000 common shares to Maximum
Ventures in connection with financial advisory services rendered valued at $510,000.

- During October 2004, the Company filed a SB-2 registration statement with the Securities and Exchange Commission for the purpose of registering 33,746,226 shares for sale. The shareholders consist of Cornell Capital Partners who intends to sell up to 28,297,379 shares of common stock, 18,691,589 of which are under the Equity Distribution Agreement, 8,680,556 of which are under the Convertible Secured Debenture (the "Secured Debenture") and 925,234 of which were received from NS8Corp as a one-time commitment fee under the Equity Distribution Agreement. In addition to Cornell Capital Partners, the other stockholders selling shares under this offering are Newbridge Securities Corporation ("Newbridge"), who intends to sell up to 9,346 shares and MVI, who intends to sell up to 5,439,501 shares.

-------------
-     In  May  2004,  the  Company  entered  into an Standby Equity Distribution
Agreement ("SEDA") with Cornell Capital Partners. Under the agreement the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received a one-time commitment fee of 925,234 registered shares of the Company's common stock valued at $990,000 which has been recorded as an offering cost in the accompanying financial statements. Cornell Capital is paid a fee equal to 5% of each advance, which is retained by them from each advance. On May 19, 2004, the Company entered into a Placement Agent Agreement with a registered broker-dealer in connection with the SEDA. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of
9,346  restricted  shares  of     the  Company's  common  stock  valued  at
$10,000.

- In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. The stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. In November 2004, the employees voluntarily forfeited their stock grants, 4,000,000 shares were returned to the Company.

- issued 25,170 shares of common stock to a third party for services rendered valued at $37,000.

- recorded compensation cost of $110,100 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant

-------------
During the year ended December 31, 2003, the Company completed the following transactions:

- issued 2,100,000 shares of common stock for cash totaling $495,000. Offering costs were not incurred in connection with this transaction.

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

- issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders and accrued interest payable totaling $686,021

-------------
During the year ended December 31, 2002, the Company completed the following transactions:

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

-------------
During the year ended December 31, 2000, the Company completed the following transactions:

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

Employee  Stock  Options
------------------------
The following summarizes the stock options transactions under the stock option plans:


                                     Weighted-
                                      Average
                                   Stock Options   Exercise
                                    Outstanding      Price
                                   --------------  ---------
  Outstanding, December 31, 2003      14,886,702   $   0.035
      Granted                          4,342,500   $   1.345
                                   --------------

  Outstanding, March 31, 2004         19,229,202   $   0.331
      Cancelled                         (537,500)  $   1.271
      Granted                            205,912   $   1.017
                                   --------------

  Outstanding, June 30, 2004          18,897,614   $   0.312
      Cancelled                          (50,000)  $   1.028
      Granted                            350,000   $   0.973
                                   --------------

  Outstanding, September 30, 2004     19,197,614   $   0.322
      Cancelled                          (66,500)  $   0.893
      Granted                          4,045,000   $   0.641
                                   --------------

  Outstanding, December 31, 2004      23,176,114   $   0.377
                                   ==============

  Exercisable, December 31, 2004      16,514,694   $   0.164
                                   ==============

                                      Options Outstanding              Options Exercisable
                                 ----------------------------    -------------------------------
                                    Weighted
                    Number           Average         Weighted          Number          Weighted
  Range of      Outstanding at      Remaining         Average      Exercisable at       Average
Exercise         December 31,      Contractual       Exercise       December 31,       Exercise
Prices              2004              Life             Price            2004             Price
-------------  ----------------  ----------------  ------------  -------------------  ----------
$0.035-$1.00        19,061,702              3.42       $0.1708           14,900,452     $0.0358
$1.00 - $1.55        4,114,412              4.12       $1.3324            1,614,242     $1.3520
               ----------------  ----------------  ------------  -------------------  ----------

                    23,176,114              3.54        $0.377           16,514,694      $0.164
               ================  ================  ============  ===================  ==========

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

Warrants
--------
On May 18, 2004, NS8 entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. The Company recorded consulting expense of $2,583,764 for the value of the warrants earned during the twelve months ended December 31, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing.

NOTE  9  -  INCOME  TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2004 and 2003 as follows:


                                                  2004    2003
                                                 -------  -------
  Statutory regular federal income benefit rate  (34.0)%  (34.0)%
  State income taxes, net of federal benefit       (5.8)    (5.8)
  Change in valuation allowance                    39.7     39.6
  Other                                             0.1      0.2
                                                 -------  -------

    Total                                              %       - %
                                                 =======  =======

The components of the deferred income tax assets (liabilities) at December 31, 2004 were as follows:

     Net  operating  loss  carry-forwards     $     4,127,200
     State  taxes                                    (435,500)
     Accrued  payroll                                 799,800
                                                      -------

                                                    4,491,500
     Valuation  allowance                          (4,491,500)
                                                   -----------

          Total                               $             -
                                              ================

The valuation allowance increased by approximately $2,347,000 during the year ended December 31, 2004. As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12,139,000 and $12,139,000, respectively. The net operating loss carryforwards begin expiring in 2020 and 2010, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS

Notes  Payable  -  Shareholders
-------------------------------
Loans from officers/shareholders at December 31, 2004 consisted of loans from several officers/shareholders to finance the Company's operations. At December 31, 2004, $3,790,106 was due to the officers/shareholders. Various due dates and interest rates are stated below for the year ended December 31, 2004.

Note  and  Warrant  to  Shareholder
-----------------------------------
On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $2,500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due June 30, 2005. As disclosed in the Shareholder's Deficit section, the Company had previously entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which the Company agreed to sell shares of its common stock to the Cornell Capital. The shares of common stock to be issued to Cornell Capital under the SEDA may be resold by Cornell under an effective registration statement filed by the Company with the Securities and Exchange Commission on November 1, 2004. Cornell Capital will apply the proceeds from the sale of the shares issued under the SEDA to the repayment of the loan.

The Company agreed to escrow twenty-four requests for advances under the SEDA in an amount not less than $100,000 and one request for an advance in an amount not less than $197,808, and has issued 5,000,000 shares of the Company's Common Stock to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan.

The escrowed shares are only an estimation of the shares of the Company's common stock necessary to repay the principal amount and interest due on the loan as the actual number of shares to be issued is based on a Variable Weighted Average Price ("VWAP") calculation. In the event that proceeds from the sales of the escrowed shares are insufficient to repay all amounts due to Cornell Capital, Irrevocable Transfer Agent Instructions have been provided to the Company's transfer agent, Continental Stock Trust & Transfer, reserving the balance of the SEDA shares and authorizing the issuance to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan, such number of shares of the Company's common stock so that the proceeds of the sale of such shares shall be sufficient to repay all amounts due on the loan. The Company has classified the amount as a liability at December 31, 2004 in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the obligation will be settled by issuing a variable number of the Company's equity shares.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS  (Continued)

-----------------------------------
On October 28, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due October 28, 2005.

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

On August 12, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 50,000 shares of the Company's common stock for gross proceeds of $100,000 earning interest at 9.5% per annum. During September 2004, $75,000 plus accrued interest was repaid and in December 2004 the balance of the note plus accrued interest was repaid, the warrants remain unexercised.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the closing market price per share on the warrant issue date, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $20,319 and will be recognized as interest expense over the period until the note matures or is converted. Because the debt was settled prior to the maturity date, the company recognized the entire $20,319 as interest expense during the year ended December 31, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to the interest expense as a result of the warrant re-pricing.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS  (Continued)

-----------------------------------
On May 13, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 47,500 shares of the Company's common stock for gross proceeds of $95,000 earning interest at 8% per annum. The note plus accrued interest was repaid in June, 2004, the warrants remain unexercised.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the closing market price per share on the warrant issue date, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $20,781 and will be recognized as interest expense over the period until the note matures or is converted. Because the debt was settled prior to the maturity date, the company recognized the entire $20,781 as interest expense during the quarter ended June 30, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to the interest expense as a result of the warrant re-pricing.

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

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $34,170 and will be recognized as interest expense over the period until the note matures or is converted. Because the debt was settled prior to the maturity date, the company recognized the entire $34,170 as interest expense during the quarter ended June 30, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to the interest expense as a result of the warrant re-pricing.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS  (Continued)

-----------------------------------
On March 11, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 100,000 shares of the Company's common stock for gross proceeds of $250,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due on March 11, 2005.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. The Company recognized $41,693 as interest expense related to the accretion of the debt discount during the year ended December 31, 2004.

Future minimum payments under these notes payable at December 31, 2004 were as follows:


Year Ending                             Notes
December 31,                           Payable
------------------------------------  ----------
2005                                  $4,109,349
2006                                           -
2007                                           -
2008                                           -
2009                                           -
    Thereafter                                 -
                                      ----------

                                       4,109,349
  Less amount representing interest      309,349
                                      ----------
  Total                                3,800,000
  Less discount                            9,894
                                      ----------
    Notes Payable- shareholders       $3,790,106
                                      ==========

Interest expense was $76,400, $18,977, and $95,727 for the years ended December 31, 2004 and 2003 and the period from June 18, 1999 (inception) to December 31, 2004, respectively.

NOTE  11  -  CONTRACTS

In November 2004, the Company entered into a consulting services agreement with Peter Hogendoorn. The services to be performed by Mr. Hogendoorn include shareholder communications, market and finance consultation, international finance correspondence, and any other duties as assigned by Company management. The term of the consulting services agreement is one year ending November 1, 2005, unless terminated by Mr. Hogendoorn or the Company on 30 days notice. Mr. Hogendoorn will be paid a consulting fee of $7,000 CAD per month. The Company and Mr. Hogendoorn both acknowledge and affirm that Mr. Hogendoorn had previously executed an Employment Agreement with the Company, and all previous Employment Agreements are implied and explicitly deemed cancelled and void as of August 6, 2004. All accrued wages due to Mr. Hogendoorn prior to the cancellation date will be paid on a pro rata basis at the discretion of the Board of Directors as such funds become available.

In November 2004, the Company entered into an addendum to the QED Management ("QED") consulting services agreement. The Company engaged two consultants from QED to perform the roles and responsibilities of Chief Executive Advisor and Chief Advisor Finance. The consulting fees payable to QED for the two consultants are as follows:

- Chief Executive Advisor - Consulting fee of $15,833 per month, monthly personal expense allowance and car allowance of $2,000 and $700 respectively, 2,000,000 options to purchase the Company's common stock at an exercise price of $0.37 per share for a period of five years; however, the 2,000,000 options will be held in trust by the Company until September 2, 2005.

- Chief Finance Advisor - Consulting fee of $17,076.96 for the period of November 15, 2004 to December 16, 2004, monthly personal expense allowance and car allowance of $2,000 and $700 respectively.

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

The original consulting agreement with QED was entered into during September 2004. The services to be performed by QED as outlined in the original consulting agreement include consultation, special projects and representation of the Company concerning strategy development, execution and business development. The term of the consulting services agreement is two years, unless terminated by QED or the Company on 30 days notice. The September 2004 consulting agreement provided $10,000 per month in consideration for QED's services, and subject to the conditions of the agreement 350,000 stock options to purchase the Company's common stock. The Company will grant QED the options, as follows:

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

- 125,000 options to be issued one year and one day after the agreement date, at an exercise price equal to the market price of the stock on the issue date. The options will vest fully upon grant with a term of five years. The value of these options will be assessed on the grant date which is one year and one day after the agreement date.

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

In consideration for LEAP's services, the Company will pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual will be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP will also earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for 1,000,000 of the warrants. The warrants were issued on October 7, 2004, and have a term of five years. The Company recorded a prepaid expense of $1,590,000 for the value of the warrants. The Company recorded consulting expense of $198,750 for the value of the warrants earned during the twelve months ended December 31, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing.

NOTE  12  -  SUBSEQUENT  EVENTS

Option  Agreement
-----------------
On February 10, 2005, the Company entered into an Option Agreement with ezTel, LLC ("ezTel") pursuant to which the Company was granted an option to purchase 100% of the equity interests of ezTel for a purchase price of $1,500,000 (the "Option"). The Option is exercisable at the sole discretion of the Company, subject to confirmation of the Option by the Bankruptcy Court and confirmation of a revised Plan of Reorganization by the Bankruptcy Court in a final, non-appealable order. The Company is under no obligation to exercise the Option. If the Company chooses to exercise the Option, the Company's obligation to close its purchase of the equity interest in ezTel will be subject to fulfillment of certain conditions, including but not limited to:

(i) Completion of due diligence satisfactory to the Company in its sole discretion;

(ii) Receipt of all necessary third party consents, including (x) approval by the Bankruptcy Court and the confirmation of the Plan discussed above and (y) the consent and waiver of certain negative covenants by one of the Company's lenders and investors; and

-----------------

(iii) Repayment of the Loan discussed below. If the Company acquires ezTel, the Company intends to enter into a management agreement with Patric Boggs, the president and chief executive officer of ezTel, pursuant to which Mr. Boggs would provide management services to ezTel.

As consideration for the Option, the Company advanced a Term Loan (the "Loan") in the amount of $200,000 to Long Distance Billing Services, Inc., a wholly-owned subsidiary of ezTel ("LDBS") pursuant to a Promissory Note, Security Agreement and Deed of Covenants. The Loan is in the principal amount of $200,000, contains customary events of default and provides for an annual rate of interest equal to 12%.

The entire principal balance and any accrued interest on the Loan is due and payable on August 1, 2005. Following any default under the terms of the Loan, the Company may elect to (i) declare the Note due and payable, and/or (ii) increase the rate of interest payable under the Loan by three percent (3.00%) per annum. LDBS's obligations under the Loan are secured by a pledge of all of the assets of LDBS, and the Company will have all the rights and remedies available upon default to a secured party under the Uniform Commercial Code. LDBS will use the proceeds of the Loan only for working capital, payment of outstanding tax liabilities and other costs and expenses approved by the Company in writing. Although the Promissory Note evidencing the Loan was dated as of February 3, 2005, the Loan proceeds were not advanced to LDBS until the Option was executed on February 10, 2005.

On February 22, 2005 LDBS filed for protection under Chapter 11 of the Bankruptcy Code. The Company anticipates taking appropriate action to protect its collateral security. LDBS's bankruptcy proceeding is ongoing. Accordingly, at this time we do not anticipate exercising our option to acquire ezTel pursuant to the Option Agreement. We cannot assure you that the term loan to LDBS will be repaid.

Notes  Payable
--------------
On February 28, 2005, the company received an extension on the $250,000 promissory note due on March 11, 2005. The due date of the promissory note was extended six months to September 11, 2005, the interest rate remains 10% per annum.

Stock  Options
--------------
In February 2005, the Company granted stock options to purchase 50,000 shares of common stock to certain employees

Employee  Resignations
----------------------
On February 18, 2005 the Chief Marketing Officer of the Company resigned. As a consequence of the resignation, the Company agreed to pay one month of severance totaling $10,416.66, and continuation of employee benefits until March 31, 2005. The stock option agreement received by the employee on February 20, 2004 for 1,500,000 stock options was rescinded and replaced with a new stock option agreement for 525,000 options.

----------------------
On January 21, 2005 the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one half months of severance totaling $22,500, and continuation of employee benefits until March 31, 2005. The employee will retain their 2,000,000 stock options for the full amount of the remaining term in accordance with the Stock Option Agreement.

On January 10, 2005, as part of a corporate reorganization the Company terminated the Senior Vice President, Global Sales and Marketing of NS8 and CanOnline Global Media Inc. In addition, the individual was also given notice of termination as a Director of CanOnline Global Media Inc.; however, the individual will continue to act as a Director of NS8. As a consequence of the termination, the Company agreed to pay two and one half months of severance totaling $16,250, and continuation of employee benefits until March 31, 2005. In addition, Mr. Waage will receive options to purchase 97,500 shares of the Company's common stock at an exercise price of $0.20 per share.

Contracts
---------
On March 15, 2005 30 days advance written notice of termination were given to QED Management. As per the terms of the consulting agreement, QED shall receive compensation for any earned but unpaid compensation plus additional compensation for the 30 days notice period at the compensation rate then in effect plus expenses submitted by QED within 30 days of the date of termination. QED shall be paid all amounts owing pursuant to the consulting agreement within 10 days of receipt of the expense statement or invoice.

Conversion  of  Convertible  Debenture
--------------------------------------
As of March 11, 2005, the Company received three conversion notices from Cornell Capital totaling $200,000 which represents a conversion under the terms of the Convertible Debenture. The Company issued 1,495,536 free trading shares to Cornell Capital at an average price of $0.13 per share. The Convertible Debenture outstanding is $1,300,000 plus accrued interest less the remaining debt discount for warrants.

Conversion  of Promissory  Note
-------------------------------
On January 10, 2005, Cornell Capital began converting their escrow requests for advances under the SEDA into the Company's common stock. As of March 21, 2005 Cornell has converted $550,000 into 2,375,127 common shares. The balance of the promissory note outstanding is $1,950,000 plus accrued interest.

The Company agreed to escrow twenty-four requests for advances under the SEDA in an amount not less than $100,000 and one request for an advance in an amount not less than $197,808, and has issued 5,000,000 shares of the Company's Common Stock to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan.

On February 24, 2005, the joint disbursement instructions on the promissory note were revised. Beginning March 14, 2005, the advance notices and stock disbursements schedule was amended, and the advance amounts were amended to $50,000 per advance.

On March 1, 2005, the balance of the shares available under the Standby Equity Distribution agreement dated May 19, 2004 were issued to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan. The number of common shares issued were 13,094,045.

Contribution  of  Capital
-------------------------
During January 2005, Anthony Alda made a contribution of capital in the amount of $34,386.