Form 10QSB
period 2005-03-31
NS8 CORP
filed 2005-05-16
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended:     March  31,  2005
                                                  ----------------


[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
        EXCHANGE  ACT

          For  the transition period from ________________ to __________________

                        Commission file number  333-75956


                                 NS8 Corporation
                                 ---------------

        (Exact name of small business issuer as specified in its charter)

              Delaware                                         13-4142621
        --------------------                                   ----------
   (State or other jurisdiction                               (IRS  Employer
of incorporation or organization)                           Identification  No.)


     One Union Square, 600 University Street, Suite 1525, Seattle, WA 98101
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 331-4545
                    ---------------------------------------
                           (Issuer's telephone number)

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

     As of May 12, 2005, there were 98,674,833 shares of the registrant's common stock, with par value $0.0001, issued and outstanding, and 7,225,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").


     Transitional  Small  Business Disclosure Format (check one). Yes [ ] No [X]


                                NS8 Corporation.
                                 March 31, 2005
                        Quarterly Report on Form 10-QSB


                                Table of Contents


                                                                      Page
                                                                      ----
Special Note Regarding Forward Looking Statements. . . . . . . . . .   3


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .  22
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  26

                          PART II - OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds  26

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  26

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                    Page
                                                                 ----
Consolidated Balance Sheets as of March 31, 2005 (unaudited)
   and, December 31, 2004 (audited). . . . . . . . . . . . .     5

Consolidated Statements of Operations for the three months
   ended March 31, 2005 and March 31, 2004 (unaudited)
   and for the period ended June 18, 1999 (Inception)
   to  March  31,  2005. . . . . . . . . . . . . . . . . . .     6

Consolidated Statements of Comprehensive Income (Loss) for
   the three months ended March 31, 2005 and March 31, 2004
   (unaudited) and for the period ended June 18, 1999 (Inception)
   to  March  31,  2005. . . . . . . . . . . . . . . . . . .     7

Consolidated Statements of Cash Flows for the three months
   ended March 31, 2005 and March 31, 2004 (unaudited)
   and for the period ended June 18, 1999 (Inception)
   to  March  31,  2005. . . . . . . . . . . . . . . . . . .     8

Notes to Consolidated Financial Statements (unaudited) . . .     10


                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  March 31, 2005 (unaudited)and,
                                                     December 31, 2004 (audited)


                                                    March 31,     December 31,
                                                      2005             2004
                                                 -------------    ------------
                                ASSETS

Current assets
  Cash and cash equivalents                           $41,334       $1,562,040
  Prepaid, consulting services                         92,293        3,098,622
  Prepaid, other                                       77,247           85,804
                                                 -------------    ------------

    Total current assets                              210,874        4,746,466
Property and equipment, net                           238,520          174,395
                                                 -------------    ------------

        Total assets                                 $449,394       $4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses            $  641,518       $  351,132
  Accrued payroll and related expenses              1,576,738        1,695,020
  Current portion of capital lease obligations          7,513            7,550
  Notes payable                                       325,000          325,000
  Notes payable - shareholders                      3,200,000        3,790,106
                                                -------------     ------------

    Total current liabilities                       5,750,770        6,168,808

Capital lease obligations, net of current portion       3,383            5,155

Convertible debentures, net of debt
    discount of $303,569                              996,431        1,160,716
                                                -------------      -----------

      Total liabilities                             6,750,584        7,334,679
                                                -------------      -----------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    200,000,000 shares authorized
    90,638,679 shares issued and outstanding            9,064            8,631
    Committed common stock                             30,000                -
  Additional paid-in capital                       12,063,545       12,878,821
  Accumulated other comprehensive loss                (47,054)        (44,261)
  Deficit accumulated in the development stage    (18,356,775)    (15,257,009)
                                                 -------------    ------------

      Total shareholders' deficit                 (6,301,190)      (2,413,818)
                                                -------------     ------------
Total liabilities and shareholders' deficit      $   449,394      $ 4,920,861
                                                =============     ============

   The  accompanying  notes  are an integral part of these financial statements.

                                                              NS8 CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to March 31, 2005 (unaudited)
------------------------------------------------------------------------------
                                                                    For the
                                                                 Period from
                                                                    June 18,
                                                                      1999
                                  For the Three Months Ended     (Inception)to
                                            March 31,               March 31,
                                 ------------------------------
                                       2005            2004          2005
                                 ----------------  ------------  -------------
Operating expenses
  Research and development . . .  $      256,891   $   245,272   $  2,935,787
  General and administrative . .       2,473,698     1,779,809     14,683,972
                                 ----------------  ------------  -------------

    Total operating expenses . .       2,730,589     2,025,081     17,619,759
                                 ----------------  ------------  -------------

Loss from operations . . . . . .      (2,730,589)   (2,025,081)   (17,619,759)
                                 ----------------  ------------  -------------

Other (expense) income
  Other (expense) income . . . .        (201,999)        (161)       (145,810)
  Interest expense . . . . . . .        (167,178)     (11,460)       (591,206)
                                 ----------------  ------------  -------------

   Total other (expense)income. .       (369,177)     (11,621)       (737,016)
                                 ----------------  ------------  -------------

Net loss . . . . . . . . . . . .  $   (3,099,766)  $(2,036,702)  $(18,356,775)
                                 ================  ============  =============

Basic and diluted loss
  per share                       $        (0.04)  $     (0.02)
                                 ================  ============

Weighted-average
  shares outstanding.                  88,211,283    86,505,397
                                 ================  ============

The accompanying notes are an integral part of these financial statements.


                                                               NS8 CORPORATION
                                                 (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
                                                          2004 (UNAUDITED) AND
                                 FOR THE PERIOD FROM JUNE 18, 1999 (INCEPTION)
                                                 TO MARCH 31, 2005 (UNAUDITED)
------------------------------------------------------------------------------

                                                                  For the
                                                               Period from
                                                                 June 18,
                                                                   1999
                                   For the Three Months Ended  (Inception)to
                                             March 31,           March 31,
                                    ------------------------
                                      2005           2004          2005
                                    ------------  -----------  -------------
NET LOSS . . . . . . . . . . . . .  $(3,099,766) $(2,036,702)  $(18,356,775)

OTHER COMPREHENSIVE LOSS
  Foreign currency exchange losses       (2,793)     (32,493)       (47,054)
                                    ------------  -----------  ------------

COMPREHENSIVE LOSS . . . . . . . .  $(3,102,559)  $(2,069,195)  $(18,403,829)
                                    ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                                               NS8 CORPORATION
                                                 (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2005 and 2004 (unaudited)and for the Period from June 18, 1999 (Inception) to March 31, 2005 (unaudited)
------------------------------------------------------------------------------

                                                                    For the
                                                                 Period from
                                                                   June 18,
                                                                     1999
                                     For the Three Months Ended  (Inception)to
                                                March 31,           March 31,
                                       ------------------------
                                           2005         2004          2005
                                       ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . .      $(3,099,766)  $(2,036,702) $(18,356,775)
Adjustments to reconcile net loss
    to net cash used in operating
    activities
      Depreciation and amortization. . . .  14,549        8,783       109,943
      Compensation charge for
        in-the-money stock options . . . .   8,250      170,000       118,350
      Compensation charge for
        in-the-money warrants . . . . . . .      -            -        20,000
      Accretion of warrants issued
        as debt discount . . . . . . . . .   9,894        2,823       127,032
      Accretion of interest issued
        as a debenture discount . . . . . . 35,715            -       125,002
      Issuance of stock for services . . .       -       37,000       565,720
      Issuance of stock for compensation .       -      676,667     1,029,155
      Issuance of warrants for
        compensation                             -            -     5,724,021
      Options granted for services . . . . 109,125            -     1,008,525
      (Increase) decrease in
        Prepaid expenses and other
          current assets . . . . . . . . 1,248,312       14,594    (1,969,346)
      Increase (decrease) in:
        Accounts payable and accrued
          expenses . . . . . . . . . . . . 290,388       43,989       672,541
        Accrued payroll. . . . . . . . .  (118,282)     161,161     1,609,970
                                       ------------  -----------  -----------

Net cash used in operating activities. .(1,501,816)   (921,685)    (9,215,862)
                                       ------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . (78,674)    (10,889)     (299,442)
                                       ------------  -----------  -----------

Net cash used in investing activities. . . (78,674)    (10,889)     (299,442)
                                       ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of capital                   34,386           -        34,386

  Proceeds from convertible debentures . .       -           -      2,100,000
  Proceeds from committed common stock      30,000           -         30,000

  Proceeds from issuance of common
    stock. . . . . . . . . . . . . . . . .       -           -      3,157,254
  Proceeds from loans from shareholders . .      -      250,000     5,017,650
  Payments on loans from officers/
    shareholders . . . . . . . . . . . . .       -           -       (565,361)
  Proceeds from short term loans . . . . .       -           -        325,000
  Payments for redemption of shares. . . .       -           -         (2,662)
  Offering costs . . . . . . . . . . . . .       -           -        (54,242)
  Payments on convertible debentures . . .       -           -       (400,000)
  Payments on capital lease obligations. .  (1,809)     (1,519)       (33,884)
                                        -----------  ----------  ------------

Net cash provided by financing activities.  62,577      248,481      9,608,141
                                       ------------  ----------  -------------

INCREASE (DECREASE)IN CASH
  AS A RESULT OF EXCHANGE RATE CHANGES      (2,793)       2,767       (51,502)
                                       ------------  ----------  -------------


                                                                    For the
                                                                 Period from
                                                                   June 18,
                                                                     1999
                                     For the Three Months Ended  (Inception)to
                                                March 31,           March 31,
                                       ------------------------
                                           2005         2004          2005
                                       ------------  -----------  -----------

Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . .(1,520,706)    (681,326)        41,334

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . 1,562,040       756,661             -
                                        ------------  -----------   ----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . $  41,334    $  75,335   $    41,334
                                        ============  ==========  ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  INTEREST PAID. . . . . . . . . . . .   $    2,095   $  11,450   $   120,138
                                        ============  ==========  ============

The accompanying notes are an integral part of these financial statements.

                                                               NS8  CORPORATION
                                                 (A  DEVELOPMENT  STAGE COMPANY)
                                    NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS
                                                    MARCH  31,  2005 (UNAUDITED)
------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities during the three months ended March 31, 2005, the Company completed the following:
- Notes payable of $600,000 were converted into common stock. The Company issued 2,832,168 shares of common stock.
- Convertible notes payable of $200,000 were converted and the Company issued 1,495,536 shares of common stock for this conversion.
- The Company cancelled 225,000 options issued to a consultant for services for a total of approximately $123,000 at March 31, 2005.
- The Company revalued 7,439,504 warrants issued to consultants for services for a total of approximately $1,644,000, pursuant to EITF-96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

                                                                 NS8 CORPORATION
                                                 (A  DEVELOPMENT  STAGE COMPANY)
                                    NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS
                                                    MARCH  31,  2005 (UNAUDITED)
------------------------------------------------------------------------------
NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $18,356,775 at March 31, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

-------------------------
If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

                                                      For  the  Three  Months
                                                        2005           2004
                                                    ------------  -------------
  Net loss
    As reported                                     $(3,099,766)   $(2,036,702)

    Add total stock based employee
       Compensation expense determined
       under fair value method
       for all awards, net of tax                      (158,989)             -
                                                    ------------  -------------

        Pro forma                                   $(3,258,755)   $(2,036,702)
                                                    ============  =============

                                                        2005           2004
                                                    ------------  -------------
  Loss per common share
    Basic - as reported                              $     (0.04)  $(0.02)
    Basic - pro forma                                $     (0.04)  $(0.02)
    Diluted - as reported                            $     (0.04)  $(0.02)
    Diluted  pro forma                               $     (0.04)  $(0.02)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2005: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.319%; and expected life of five years.

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

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

----------------
The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                      For  the  Three  Months
                                                        Ended  March  31,
                                                        2005           2004
                                                    ------------  -------------
     Options  outstanding  under
          the  Company's  stock
          option  plans                              21,968,114      19,229,202
     Warrants                                         9,112,001         100,000
     Convertible  Debenture                           1,684,800               -

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

NOTE  4  -  NOTES  PAYABLE

Amounts  due  under  notes  payable  include  the  following:

- Short term loans for gross proceeds of $225,000. The loans earn interest at 8% per annum, and the principal and any unpaid interest are payable on demand.

- Promissory note agreement for gross proceeds of $100,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 27, 2005.

NOTE  5  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY

During May and June 2004, the Company issued two convertible secured debentures in the amount of $750,000 each to Cornell Capital Partners for a total price of $1,500,000. The convertible debentures bear interest at 5.0% per annum and mature on May 19, 2007 and June 25, 2007. The debentures are secured by all of the assets of the Company.

The secured debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of:
- 120% of the closing bid price of the common stock as of the closing date, or
- 80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debenture into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debenture upon three business days' notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed pro rata.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrant shall have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity, the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes was calculated at $428,571 and is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. As of March 31, 2005, the remaining debt discount on the convertible debentures is $303,569. The Company recognized interest expense of $35,715 and $0 in the accompanying statements of operations for the three months ended March 31, 2005 and 2004 respectively.

As of March 31, 2005, the Company received three conversion notices from Cornell Capital totaling $200,000, which represents a conversion under the terms of the Convertible Debenture. The Company issued 1,495,536 free-trading shares to Cornell Capital at an average price of $0.13 per share. The Convertible Debenture outstanding is $1,300,000 plus accrued interest less the remaining debt discount for warrants.

NOTE  6  -  SHAREHOLDERS'  DEFICIT

Common  Stock
-------------
During the three months ended March 31, 2005, the Company completed the following transactions:

- In March 2005, the Company received $30,000 for 300,000 shares of restricted common stock. The stock has not yet been issued.

- January 2005 through March 2005, Cornell Capital Partners converted $600,000 of the promissory note agreement into 2,832,168 common shares.

- February 2005 through March 2005, Cornell Capital Partners converted $200,000 of the convertible debentures into 1,495,536 common shares.

- Recorded compensation cost of $8,250 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant.

- In January 2005, recorded a capital contribution from Anthony Alda in the amount of $34,386.


Employee  Stock  Options
------------------------
The following summarizes the stock option transactions under the stock option plans:


                                                  Weighted-
                                                  Average
                                  Stock Options   Exercise
                                   Outstanding      Price
                                  --------------  ---------
  Outstanding, December 31, 2004     23,176,114   $   0.377
      Cancelled                      (1,880,500)  $   1.314
      Granted                           672,500   $   0.214
                                  --------------  ---------

    Outstanding, March 31, 2005      21,968,114   $   0.292
                                  ==============  =========

  Exercisable, March 31, 2005        16,819,278   $   0.141
                                  ==============  =========

Warrants
--------
On May 18, 2004, the Company entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies.
Pursuant to the agreement, MVI agreed to act as a business advisor to the Company with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of the Company's common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded consulting expense of $1,019,348 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $20,398.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Notes  Payable  -  Shareholders
-------------------------------
Loans from shareholders at March 31, 2005 consisted of loans from several shareholders to finance the Company's operations. At March 31, 2005, $3,200,000 was due to the shareholders. Various due dates and interest rates are stated below for the three months ended March 31, 2005.

Note  and  Warrant  to  Shareholder
-----------------------------------
On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $2,500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due June 30, 2005. As disclosed in the Shareholder's Deficit section, the Company had previously entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which the Company agreed to sell shares of its common stock to Cornell Capital. The shares of common stock to be issued to Cornell Capital under the SEDA may be resold by Cornell under an effective registration statement filed by the Company with the Securities and Exchange Commission on November 1, 2004. Cornell Capital will apply the proceeds from the sale of the shares issued under the SEDA to the repayment of the loan.

The Company agreed to escrow twenty-four requests for advances under the SEDA in an amount not less than $100,000 and one request for an advance in an amount not less than $197,808, and has issued 5,000,000 shares of the Company's Common Stock to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan. On February 24, 2005, the joint disbursement instructions on the promissory note were revised. Commencing March 14, 2005, the advance notices and stock disbursements schedule was amended, and the advance amounts were amended to $50,000 per advance.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

-----------------------------------
The escrowed shares are only an estimation of the shares of the Company's common stock necessary to repay the principal amount and interest due on the loan as the actual number of shares to be issued is based on a Variable Weighted Average Price ("VWAP") calculation. In the event that proceeds from the sales of the escrowed shares are insufficient to repay all amounts due to Cornell Capital, Irrevocable Transfer Agent Instructions have been provided to the Company's transfer agent, Continental Stock Trust & Transfer, reserving the balance of the SEDA shares and authorizing the issuance to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan, such number of shares of the Company's common stock so that the proceeds of the sale of such shares shall be sufficient to repay all amounts due on the loan. On March 1, 2005, the balance of the shares available under the Standby Equity Distribution agreement dated May 19, 2004 were issued to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan. The number of common shares issued were 13,094,045.

The Company has classified the amount as a liability at March 31, 2005 in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the obligation will be settled by issuing a variable number of the Company's equity shares. As of March 31, 2005, Cornell Capital converted $600,000 into 2,832,168 common shares. The balance of the promissory note outstanding is $1,900,000 plus accrued interest.

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

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

-----------------------------------
On May 12, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due May 12, 2005.

On March 11, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 100,000 shares of the Company's common stock for gross proceeds of $250,000. The note earns interest at 10% per annum. During February 2005, the company received an extension on the promissory note the due date was extended to September 11, 2005.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. The Company recognized $9,893 as interest expense related to the accretion of the debt discount during the three months ended March 31, 2005.

NOTE  8  -  CONTRACTS

Consulting  Agreements
----------------------
On March 15, 2005 30 days advance written notice of termination were given to QED Management ("QED"). As per the terms of the consulting agreement, QED shall receive compensation for any earned but unpaid compensation plus additional compensation for the 30 days notice period at the compensation rate then in effect plus expenses submitted by QED within 30 days of the date of termination. QED shall be paid all amounts owing pursuant to the consulting agreement within 10 days of receipt of the expense statement or invoice.

In consideration for the services of Lifelong Educational Properties Inc. ("LEAP"), the Company will pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual will be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP will also earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for 1,000,000 of the warrants. The warrants were issued on October 7, 2004, and have a term of five years. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded a prepaid expense of $1,590,000 for the value of the warrants. The Company recorded consulting expense of $198,750 for the value of the warrants earned during the three months ended March 31, 2005.

Option  Agreement
-----------------
On February 10, 2005, the Company entered into an Option Agreement with ezTel, LLC ("ezTel") pursuant to which the Company was granted an option to purchase 100% of the equity interests of ezTel for a purchase price of $1,500,000 (the "Option"). The Option was exercisable at the sole discretion of the Company, subject to confirmation of the Option by the Bankruptcy Court and confirmation of a revised Plan of Reorganization by the Bankruptcy Court in a final, non-appealable order. The Company was under no obligation to exercise the Option. If the Company chose to exercise the Option, the Company's obligation to close its purchase of the equity interest in ezTel was subject to fulfillment of certain conditions, including but not limited to:

(i) Completion of due diligence satisfactory to the Company in its sole discretion;

(ii) Receipt of all necessary third party consents, including (x) approval by the Bankruptcy Court and the confirmation of the Plan discussed above and (y) the consent and waiver of certain negative covenants by one of the Company's lenders and investors; and

(iii) Repayment of the Loan discussed below. If the Company were to acquire ezTel, the Company intended to enter into a management agreement with Patric Boggs, the president and chief executive officer of ezTel, pursuant to which Mr. Boggs would provide management services to ezTel.

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

The entire principal balance and any accrued interest on the Loan is due and payable on August 1, 2005. Following any default under the terms of the Loan, the Company may elect to (i) declare the Note due and payable, and/or (ii) increase the rate of interest payable under the Loan by three percent (3.00%) per annum. LDBS's obligations under the Loan are secured by a pledge of all of the assets of LDBS, and the Company has all the rights and remedies available upon default to a secured party under the Uniform Commercial Code. LDBS was to use the proceeds of the Loan only for working capital, payment of outstanding tax liabilities and other costs and expenses approved by the Company in writing. Although the Promissory Note evidencing the Loan was dated as of February 3, 2005, the Loan proceeds were not advanced to LDBS until the Option was executed on February 10, 2005.

On February 22, 2005, LDBS filed for protection under Chapter 11 of the Bankruptcy Code. The Company anticipates taking appropriate action to protect its collateral security. LDBS's bankruptcy proceeding is ongoing. Accordingly, at this time the Company does not anticipate exercising its option to acquire ezTel pursuant to the Option Agreement. The Company cannot assure you that the term loan to LDBS will be repaid. As a result a $200,000 provision for the impairment of the note receivable was recorded.

Employee  Resignations
----------------------
On February 18, 2005, the Chief Marketing Officer of the Company resigned. As a consequence of the resignation, the Company agreed to pay one month of severance totaling $10,416.66, and continuation of employee benefits until March 31, 2005. The stock option agreement received by the employee on February 20, 2004 for 1,500,000 stock options was rescinded and replaced with a new stock option agreement for 525,000 options.

On January 21, 2005, the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one half months of severance totaling $22,500, and continuation of employee benefits until March 31, 2005. The employee will retain his 2,000,000 stock options for the full amount of the remaining term in accordance with a Stock Option
Agreement  dated  February  4,  2004.

On January 10, 2005, as part of a corporate reorganization, the Company terminated the Senior Vice President, Global Sales and Marketing, of NS8 Corporation and CanOnline Global Media Inc. In addition, the individual was also given notice of termination as a Director of CanOnline Global Media Inc.; however, the individual will continue to act as a Director of NS8. As a consequence of the termination, the Company agreed to pay two and one half months of severance totaling $16,250, and continuation of employee benefits until March 31, 2005. In addition, this individual received options to purchase 97,500 shares of the Company's common stock at an exercise price of $0.20 per share.

NOTE  9  -  SUBSEQUENT  EVENTS

Conversion  of  Convertible  Debenture
--------------------------------------
As of May 2, 2005, the Company received two conversion notices subsequent to the first quarter end from Cornell Capital totaling $100,000 which represents a conversion under the terms of the Convertible Debenture. The Company issued 1,623,376 free-trading shares to Cornell Capital at an average price of $0.0616 per share. The Convertible Debenture outstanding is $1,200,000 plus accrued interest less the remaining debt discount for warrants.

Conversion  of  Promissory  Note
--------------------------------
As of May 2, 2005, Cornell has converted, subsequent to the first quarter end, $150,000 of their escrow requests for advances under the SEDA into 1,256,140 common shares. The balance of the promissory note outstanding is $1,650,000 plus accrued interest.

Common  Stock
-------------
During the month ended April 30, 2005, the following issuances of restricted common stock were made on a cash basis:
- issued 50,000 shares of restricted common stock to a shareholder for proceeds of $5,000.
- issued 2,500,000 shares of restricted common stock to a shareholder for proceeds of $175,000.
- issued 671,083 shares of restricted common stock to a shareholder for proceeds of $60,397.50.

During May 2005, the Company issued 446,429 shares of restricted common stock to a shareholder for proceeds of $125,000.

Stock  Options
--------------
On April 7, 2005, the Board of Directors of the Company resolved to grant to certain employees of CanOnline Media Corporation, the research and development subsidiary of the Company, a total of 1,230,375 options to purchase the Company's stock at an exercise price of $0.07 per share and expiring April 7, 2010. The options are issued pursuant to the Company's 2004 Stock Option Plan and are subject to the vesting provisions provided for in the 2004 Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Forward-Looking  Statements

This discussion includes certain forward-looking statements with respect to various issues including upcoming events. These forward-looking statements are based upon current expectations which involve risks and uncertainties associated with the business and the economic environment in which the business operates. We disclaim any obligation to revise any forward-looking statements as a result of information received after the fact or regarding future events.

Overview

We are a software development company based in Seattle, Washington, USA, with research and development operations in Vancouver, British Columbia, Canada. We specialize in the development of server-based software technologies in the areas of smart encryption, content licensing and royalty distribution management, including interactive consumer experience viewing systems such as automated advertisement and catalogue merchandise management for Internet on-demand applications. Our products are built around a highly integrated and scalable Internet Protocol technology platform designed to ensure end-to-end security distribution and revenue management of content from creation to consumer delivery using personal computer's, IP Set-top boxes, Personal Video Recorders or other IP compatible media portal devices.

Our  suite  of  software products address five growing concerns in the industry:

1. The inability to effectively protect digital content as it is delivered through the Internet;

2. The inability to accurately account for the usage of the content as it is distributed by content owners and service providers to their consumers;

3. The inability to accurately capture revenue every time digital content is consumed;

4. The inability to meet growing consumer demand for real-time access to digital content; and

5. The inability to provide consumers with complete portable media access using a single service provider.

Our patent pending technologies are comprised of software modules that seek to: fortify security during distribution and consumer use; simplify the management and distribution of content through dynamic visual interfaces; increase delivery efficiency through normal broadband networks; automate the licensing process of content in a digital environment for multiple distribution by a content owner; ensure royalty and usage payment to all participating users; and provide overall quality of content to the consumer. These software modules can be applied as stand-alone solutions or combined to produce end-to-end service portals for specific industry verticals such as content studios, service providers, and advertising and merchandising firms.

The combined functionality of these technologies is offered in a comprehensive solution called iWaveTM Interactive Systems. iWave is a product line that combines our proprietary security, behavioral network management systems, software architecture and server-based technologies for use by content owners, media distributors, digital storage facilities, digital asset management firms and service providers. We intend iWave to provide these business sectors with a cost efficient automation solution for processing distribution licenses, territorial viewing policies, consumer recording and transfer rights, payment collection and media usage auditing, service or merchandise ordering, and royalty management. iWave also offers an interactive consumer menu system that can integrate with existing middleware systems for on-demand functionality and provides automated private-label and brand management capabilities that can be accessed by a consumer from any PC, MAC, WiFi or digital set-top box environment.

Continued  Commercial  Strategy

During 2004, we completed our development targets successfully, helping position us for a clear path toward our commercial goals for 2005. During this first quarter of 2005, we focused on the strengthening of our strategic commercial relationships through meetings, online technological correspondence and business exchanges with key content owners, movie studios, network management and storage firms, internet and IPTV service providers, potential hardware and merchandise alliances.

One of the main objectives for this first quarter was to demonstrate our technologies and business architecture in an environment that was outside our internal laboratories. This was achieved in February 2005 through successful lab tests at the facilities of EchoStar Broadband L.L.C. (affiliated with EchoStar Satellite L.L.C.) in Denver, Colorado, which provided us with third party validation of our development and measurable proof of concept for our iWave Interactive Systems as a commercially deliverable product.

In addition, we have been in various stages of completing certain commercial alliances, partnerships, joint ventures and relationships with computer related hardware manufacturing companies, digital information and data storage facilities, broadband providers, consumer electronic distributors and digital media distributors that service the IPTV and content on-demand industry. As an example, we continue to work with companies such as Amino Communications L.L.C. in the digital set-top-box arena where we have successfully integrated and tested our SPI security and management distribution system to deliver high quality content to televisions via the Internet. We also work with server hardware companies such as Dell Computer Corporation in order to deliver our iWave Interactive Systems as a server installed product for our customers. Since one of our key competitive strategies is to provide low cost distribution management systems from source of distribution to the consumer home, we are in the process of forming co-development relationships to create a chip-based architecture that would support iWave in server processing, desk-top and portable computing and Mobile IP devices without the requirement of continued internet access .

Our plan is to provide the technical support to enable these consumer services and appliance companies to offer greater Internet product services to their existing consumers using iWave as the premier distribution platform for movies, advertising and merchandising. During the second quarter of 2005, we plan to solidify, close and realize some of these commercial relationships and alliances to further our commercial efforts and strengthen our product positioning within our competitive market space.

We plan to continue our research and development activities to further facilitate the necessary refinements and enhancements to our iWave product line so that we can deliver it as a turn-key installation with minimum installation and integration costs to the customer. We anticipate that this product flexibility will enable us to shorten our sales cycle, expand our value offering in certain niche or existing customer deployments and provide us with a greater opportunity to affect an immediate sale of our iWave product line during the 2005 year. We are committed to continue attaining leadership positions in our industry through the aggressive pursuit of market-driven opportunities and the continuing advancement of our technologies. During the first three months of 2005, we experienced changes in our product development cycles, processes and management. Continuing the adjustments to our management initiated during last quarter 2004, we have made significant modifications in our business organization by taking an aggressive look at cost-versus-benefit tradeoffs. Every area of the Company has been reviewed for cost optimizations, from employment positions and management practices to actual cost reductions to increase our efficiency and productivity. Since the implementation of these cost and productivity optimizations, we have significantly reduced our annual overhead while maintaining practices that have enabled us to stay on our commercial and business objectives.

On February 14, 2005, we filed a Form 8K disclosing that, subject to further due diligence, we were investigating the acquisition of ezTel, L.L.C. and its subsidiaries, providers of discount long-distance telephone services and wireless broadband Internet services. During our due diligence process, we sent a senior investigation team, together with independent valuators, to the offices of LDBS in Virginia to review their corporate and general business practices. Some discoveries made during our due diligence convinced us that it would not of been beneficial for NS8 Corporation or its subsidiaries to pursue the acquisition further.

On February 22, 2005, Long Distance Billing Services ("LDBS"), a subsidiary of ezTel, L.L.C., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. LDBS's bankruptcy proceeding is ongoing. Monies advanced to LDBS as a loan in consideration to the engagement of the acquisition were secured by assets and receivables of LDBS. As of the time of our disengagement, we have instructed our attorneys to pursue the demand repayment of those funds from LDBS according to the terms and conditions of our security agreement. We have instructed our attorneys and counsel, in light of the LDBS Chapter 11 filing, to pursue the repayment of those funds in an expeditious manner and, if necessary, to the fullest extent of the law. In addition, we are furthering our legal investigation of LDBS and its management resulting from our disengagement. We will pursue this matter as litigation by NS8 may arise in the future.

RESULTS  OF  OPERATIONS

Research and development expenses for the three month period ended March 31, 2005 (the "2005 Period") increased to $256,891 from $245,272 during the three month period ended March 31, 2004 (the "2004 Period"). During the 2005 Period, we employed approximately 17 employees for research and development activities compared to 19 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $247,640 compared to $240,082 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 9.8% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $3,034 of this amount was spent on equipment relating to research and development activities. During the 2004 Period, $2,247 was spent on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period increased to $2,473,698 from $1,779,809 during the 2004 Period. During the 2005 and 2004 Period, we employed approximately 16 employees for general and administrative activities.

Wages and benefits for general and administrative personnel during the 2005 Period were $455,729 compared to $1,279,632 during the 2004 Period. The difference in wages and benefits primarily relates to compensation charges for stock options and stock grants issued to employees during the 2004 Period amounting to $850,538. During the 2005 Period, we expanded our office space to 9,975 square feet from 6,405 square feet during the 2004 Period. The general operating expenses for the corporate offices increased as a result of the expansion. Consulting fees incurred during the 2005 Period increased to $1,586,667 from $71,500 during the 2004 Period. The difference in consulting fees primarily relates to compensation charges of $1,348,879 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department.

We  generated  sales  of  $0  during  the  2005  Period  and  the  2004  Period.

Interest expense for the 2005 Period increased to $167,178 from $11,460 for the 2004 Period. We obtained funding to finance our operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.

As a result of the foregoing, we incurred a net loss of $3,099,766, or $0.04 per share, during the 2005 Period, as compared to a net loss of $2,036,702, or $0.02 per share, during the 2004 Period. We incurred a loss from operations of $2,730,589 during the 2005 Period, as compared to a loss from operations of $2,025,081 during the 2004 Period.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have financed our research and development activities to date with proceeds from the sale of our common stock, proceeds from the sale of convertible debentures and loans from our officers and shareholders. The following table sets forth the amount of funds we received from these sources for the periods indicated:

                                Quarter ended March 31, 2005   Quarter ended March 31, 2004
                                -----------------------------  -----------------------------
Committed common stock          $                      30,000  $                         000
------------------------------  -----------------------------  -----------------------------
Sale of convertible debentures  $                         000  $                         000
------------------------------  -----------------------------  -----------------------------
Loans from shareholders         $                         000  $                     250,000
------------------------------  -----------------------------  -----------------------------
Short term loans                $                         000  $                         000
------------------------------  -----------------------------  -----------------------------
Contribution of Capital         $                      34,386  $                         000
------------------------------  -----------------------------  -----------------------------

We have suffered recurring losses from operations and have an accumulated deficit of $18,356,775 at March 31, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Our current cash on hand is projected to sustain operations until May 2005. Additional funding is expected to be obtained through the SEDA or new vehicles currently being pursued, however, we cannot assure you that required financing will be obtained. Our ability to meet operating and capital requirements depends upon financing from external sources and the ability to generate revenues from the core technologies we have developed. We cannot assure you that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current resources available to us. In addition, if we do not receive the funds in a timely manner, we may be forced to curtail our operations.

ITEM  3.CONTROLS  AND  PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


                           PART  II  -  OTHER  INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On March 30, 2005, we sold 300,000 restricted shares of our common stock for $30,000. The stock has not yet been issued. With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under that Act. The purchaser had access to sufficient information regarding us so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that the purchaser was an "accredited investor" as defined in Regulation D of the Act had the requisite sophistication to make an investment in our securities.

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

                                     NS8  Corporation


Dated:  May  13,  2005               By:  /s/  "Anthony  Alda"
                                          --------------------
                                          Anthony Alda, CEO (Principal Executive
                                          Officer)