Form 10QSB
period 2005-06-30
NS8 CORP
filed 2005-08-22
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     (Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended:     June  30,  2005
                                                  ---------------


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


         One Union Square Center, 600 University Street, Suite 1525, Seattle, WA
  ------------------------------------------------------------------------------
                                      98101
                                      -----
                    (Address of principal executive offices)

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

     As of August 19, 2005, there were 104,390,721 shares of common stock, with a par value of $0.0001, issued and outstanding, and 7,100,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").

     Transitional  Small  Business Disclosure Format (check one).    Yes [ ];
No    [X]

                                NS8 Corporation.
                                  June 30, 2005
                         Quarterly Report on Form 10-QSB



                                Table of Contents

                                                                      Page
                                                                      ----
Special Note Regarding Forward Looking Statements. . . . . . . . . .   3


                         PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements . . . . . . . . . . . . . . . . . . .   4
Item  2.  Management's Discussion and Analysis or Plan of Operations  22
Item  3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  29

                          PART II - OTHER INFORMATION

Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   29
Item  2.  Unregistered sale of Equity Securities and Use of Proceeds  29
Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . .   30
Item  4.  Submission Upon Vote of Security Holders. . . . . . . . .   30
Item  5   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  30


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS                                               Page
                                                                                 ----
Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31,
     2004 (audited)                                                               5

Consolidated Statements of Operations for the three and six months ended June
     30, 2005 and June 30, 2004 and for the Period from June 18, 1999
     (Inception) to June 30, 2005 (unaudited)                                     6

Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and June 30, 2004 and for the Period from June
     18, 1999 (Inception) to June 30, 2005 (unaudited)                            7

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and
     June 30, 2004 and for the Period from June 18, 1999 (Inception) to June 30,
     2005 (unaudited)                                                             8

Notes  to  Consolidated  Financial  Statements  (unaudited)                      11



                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  June 30, 2005 (unaudited) and,
                                                     December 31, 2004 (audited)
--------------------------------------------------------------------------------
                                ASSETS             June 30,       December 31,
                                                    2005              2004
                                                 ------------     ------------

Current assets
  Cash and cash equivalents                      $     21,041     $  1,562,040
  Prepaid, consulting services                        103,274        3,098,622
  Prepaid, other                                       52,391           85,804
                                                 -------------    ------------

    Total current assets                              176,706        4,746,466
Property and equipment, net                           226,254          174,395
                                                 -------------    ------------

        Total assets                             $    402,960     $  4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses          $    590,570     $    351,132
  Accrued payroll and related expenses              1,559,610        1,695,020
  Current portion of capital lease obligations          5,607            7,550
  Notes payable                                       325,000          325,000
  Notes payable - shareholders ($1,750,000
    in default)                                     3,275,000        3,790,106
                                                -------------     ------------

    Total current liabilities                       5,755,787        6,168,808

Capital lease obligations, net of current portion       3,339            5,155

Convertible debentures, net of debt
    discount of $1,045,849 ($1,200,000
    in default)                                       154,151        1,160,716
                                                -------------      -----------

      Total liabilities                             5,913,277        7,334,679
                                                -------------      -----------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    500,000,000 shares authorized
    101,129,033 shares issued and
    Outstanding                                        10,113           8,631
  Additional paid-in capital                       14,798,914      12,878,821
  Accumulated other comprehensive loss                (49,293)        (44,261)
  Deficit accumulated in the development stage    (20,270,051)    (15,257,009)
                                                 -------------    ------------

      Total shareholders' deficit                  (5,510,317)     (2,413,818)
                                                 -------------    ------------
Total liabilities and shareholders' deficit       $    402,960    $  4,920,861
                                                 =============    ============

The accompanying notes are an integral part of these financial statements.

                                                                                            NS8 CORPORATION
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three Months and Six Months Ended June 30, 2005 and 2004 and
                                             for the Period from June 18, 1999 (Inception) to June 30, 2005
-----------------------------------------------------------------------------------------------------------

                                                                                                For the
                                                                                              Period from
                                                                                                 June 18,
                                                                                                  1999
                                      For the Three Months Ended  For the Six Months Ended   (Inception) to
                                               June 30,                    June 30,              June 30,
                                      --------------------------  -------------------------  --------------
                                          2005          2004          2005          2004          2005
                                      ------------  ------------  ------------  ------------  -------------
Operating expenses
  Research and development            $   214,862   $   338,569   $   470,955   $   583,841   $  3,149,851
  General and administrative            1,106,800     2,798,018     3,580,239     4,577,827     15,790,513
                                      ------------  ------------  ------------  ------------  -------------

    Total operating expenses            1,321,662     3,136,587     4,051,194     5,161,668     18,940,364
                                      ------------  ------------  ------------  ------------  -------------

Loss from operations                   (1,321,662)   (3,136,587)   (4,051,194)   (5,161,668)   (18,940,364)
                                      ------------  ------------  ------------  ------------  -------------

Other income (expense)
  Other (expense) income                   (1,647)        2,305      (203,643)        2,144       (147,454)
  Interest expense                       (591,027)     (109,099)     (758,205)     (120,559)    (1,182,233)
                                      ------------  ------------  ------------  ------------  -------------

    Total other income (expense)         (592,674)     (106,794)     (961,848)     (118,415)    (1,329,687)
                                      ------------  ------------  ------------  ------------  -------------

Net loss                              $(1,914,336)  $(3,243,381)  $(5,013,042)  $(5,280,083)  $(20,270,051)
                                      ============  ============  ============  ============  =============

Basic and diluted loss per share      $     (0.02)  $     (0.04)  $     (0.05)  $     (0.06)
                                      ============  ============  ============  ============

Weighted-average shares outstanding    97,851,154    88,710,196    93,055,261    87,607,796
                                      ============  ============  ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                                                 NS8 CORPORATION
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                CONSOLIDATED  STATEMENTS  OF COMPREHENSIVE  LOSS
                                            For the Three Months and Six Months Ended June 30, 2005 and 2004 and
                                                  for the Period from June 18, 1999 (Inception) to June 30, 2005
----------------------------------------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                                                                                      June 18,
                                                                                                        1999
                                           For the Three Months Ended   For the Six Months Ended   (Inception) to
                                                    June 30,                   June 30,               June 30,
                                           --------------------------  --------------------------  -------------
                                               2005          2004          2005          2004          2005
                                           ------------  ------------  ------------  ------------  -------------
Net loss                                   $(1,914,336)  $(3,243,381)  $(5,013,042)  $(5,280,083)  $(20,270,051)

Other comprehensive income (loss)
  Foreign currency exchange income (loss)       (2,239)       (2,602)       (5,032)          165        (49,293)
                                           ------------  ------------  ------------  ------------  -------------

Comprehensive loss                         $(1,916,575)  $(3,245,983)  $(5,018,074)  $(5,279,918)  $(20,319,344)
                                           ============  ============  ============  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                          NS8 CORPORATION
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            For  the  Six  Months  Ended  June  30,  2005  and  2004  and
                for  the  Period  from  June  18,  1999  (Inception)  to  June  30,  2005
-----------------------------------------------------------------------------------------

                                                                             For the
                                                                           Period from
                                                                             June 18,
                                                                               1999
                                               For the Six Months Ended   (Inception) to
                                                        June 30,              June 30,
                                               -------------------------  --------------
                                                   2005          2004          2005
                                               ------------  ------------  -------------
Cash flows from operating activities
  Net loss                                     $(5,013,042)  $(5,280,083)  $(20,270,051)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                 35,342        16,350        130,736
      Compensation charge for
        stock options issued below fair value        1,250       110,000        111,350
      Compensation charge for
        warrants issued below fair value                 -             -         20,000
      Accretion of warrants issued as
        as debt discount                             9,894        70,636        127,032
      Accretion of interest issued as
        as debenture discount                      522,425        17,857        611,712
      Issuance of stock for services                     -        37,000        565,720
      Issuance of stock for compensation                 -     2,041,667      1,029,155
      Issuance of warrants for compensation              -       487,022      5,724,021
      Options granted for services rendered        478,125             -      1,377,525
      (Increase) decrease in
        Prepaid expenses and other
          current assets                         1,262,187       (89,476)    (1,955,471)
      Increase (decrease) in
        Accounts payable and accrued
          expenses                                 239,437        40,363        621,590
        Accrued payroll                           (135,409)      346,827      1,592,843
                                               ------------  ------------  -------------

Net cash used in operating activities           (2,599,791)   (2,201,837)   (10,313,838)
                                               ------------  ------------  -------------

Cash flows from investing activities
  Purchase of property and equipment               (87,201)      (17,564)      (307,969)
                                               ------------  ------------  -------------

Net cash used in investing activities              (87,201)      (17,564)      (307,969)
                                               ------------  ------------  -------------

Cash flows from financing activities
  Contribution of capital                           34,386             -         34,386
  Payments on notes payable                              -             -              -
  Proceeds from notes payable                            -             -
  Proceeds from convertible debentures                   -     1,500,000      2,100,000
  Proceeds from issuance of common
    stock                                          395,398             -      3,552,652
  Proceeds from notes payable -
    related party                                  775,000       645,000      5,792,650
  Payments on notes payable -
    related party                                  (50,000)     (245,000)      (615,361)
  Proceeds from short term loans                         -             -        325,000
  Payments for redemption of shares                      -             -         (2,662)
  Offering costs                                         -             -        (54,242)
  Payments on convertible debentures                     -             -       (400,000)
  Payments on capital lease obligations             (3,759)       (4,744)       (35,834)
                                               ------------  ------------  -------------

Net cash provided by financing activities        1,151,025     1,895,256     10,696,589
                                               ------------  ------------  -------------

                                                                          continued. . .

                                                                          NS8 CORPORATION
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            For  the  Six  Months  Ended  June  30,  2005  and  2004  and
                for  the  Period  from  June  18,  1999  (Inception)  to  June  30,  2005
-----------------------------------------------------------------------------------------
.. . .continued
                                                                             For the
                                                                           Period from
                                                                             June 18,
                                                                               1999
                                               For the Six Months Ended   (Inception) to
                                                        June 30,              June 30,
                                               -------------------------  --------------
                                                   2005          2004          2005
                                               ------------  ------------  -------------
Effect of exchange rate changes
  on cash                                           (5,032)          861        (53,741)
                                               ------------  ------------  -------------

Net (decrease) increase in cash and cash
  equivalents                                   (1,540,999)     (323,284)        21,041

Cash and cash equivalents,
  beginning of period                            1,562,040       756,661              -
                                               ------------  ------------  -------------

Cash and cash equivalents,
  end of period                                $    21,041   $   433,377   $     21,041
                                               ============  ============  =============

Supplemental disclosures of
  cash flow information

  Interest paid                                $     3,889   $     4,707   $    121,932
                                               ============  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities. During the six months ended June 30, 2005, the Company completed the following:

-     The  Company  issued  7,785,634  shares of common stock to Cornell Capital
Partners,  LP  for  the  conversion  of  notes  payable  of  $1,250,000

- Converted Cornell Capital Partners, LP convertible debenture of $300,000 and the Company issued 3,118,912 shares of common stock for this conversion.

- The Company revalued the beneficial conversion feature on convertible debentures of approximately $1,229,000 as a result of partial conversions to common stock which triggered a "reset" of the conversion price pursuant to EITF 98-5 as modified by EITF 00-27.

- The Company cancelled 225,000 options issued to a consultant for services for a total of approximately $123,000.

- The Company revalued 7,439,504 warrants issued to consultants for services for a total of approximately $1,644,000, pursuant to EITF-96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company, and DLVN Acquisition Co., a Delaware corporation and wholly owned subsidiaries of Delivery Now Corp. Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

NS8, CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from developmental activities and operations since its inception and has an accumulated deficit of $20,270,051 at June 30, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:


                           For the Three Months Ended   For the Six Months Ended
                                     June 30,                    June 30,
                           --------------------------  --------------------------
                               2005          2004          2005          2004
                           ------------  ------------  ------------  ------------
  Net loss
  As reported              $(1,914,336)  $(3,243,381)  $(5,013,042)  $(5,280,083)

  Add total stock
    based employee
    compensation
    expense determined
    under fair value
    method for all
    awards, net of tax        (615,540)            -      (381,065)            -
                           ------------  ------------  ------------  ------------

      Pro forma            $(2,529,876)  $(3,243,381)  $(5,394,107)  $(5,280,083)
                           ============  ============  ============  ============

  Loss per common share
    Basic - as reported    $     (0.02)  $     (0.04)  $     (0.05)  $     (0.06)
    Basic - pro forma      $     (0.03)  $     (0.04)  $     (0.06)  $     (0.06)
    Diluted - as reported  $     (0.02)  $     (0.04)  $     (0.05)  $     (0.06)
    Diluted - pro forma    $     (0.03)  $     (0.04)  $     (0.06)  $     (0.06)

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2005: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.345%; and expected life of five years.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:


                           For the Three Months Ended   For the Six Months Ended
                                     June 30,                    June 30,
                           --------------------------  --------------------------
                               2005          2004          2005          2004
                           ------------  ------------  ------------  ------------
  Options outstanding under
    the Company's stock
    option plans             27,941,410   18,897,614    27,941,410    18,897,614
  Warrants                    9,112,001    7,062,001     9,112,001     7,062,001
  Convertible debenture       1,684,800            -     1,684,800             -

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

Amounts  due  under  notes  payable  include  the  following:

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

- Short term loans for gross proceeds of $225,000. The loans earn interest at 8% per annum, and the principal and any unpaid interest are payable on demand.

- Promissory note agreement for gross proceeds of $100,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 27, 2005. During May 2005, the company received an extension on the promissory note pursuant to which the due date was extended to December 26, 2005.

NOTE  5  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY

During May and June 2004, the Company issued two convertible secured debentures in the amount of $750,000 each to Cornell Capital Partners, LP for a total price of $1,500,000. The convertible debentures bear interest at 5.0% per annum and mature on May 19, 2007 and June 25, 2007. The debentures are secured by all of the assets of the Company.

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

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrant has "piggy-back" and demand registration rights which survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the debentures was calculated at $428,571 and is considered to be interest expense. This interest expense is recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. Due to certain "triggering events", which includes partial conversions into common stock, the Company revalued the related beneficial conversion feature pursuant to EITF 98-5 as modified by EITF 00-27, and as of June 30, 2005 the remaining debt discount on the convertible debentures is $1,045,849. The Company recognized interest expense of $465,954, $483,215, $0 and $0 in the accompanying statements of operations for the three and six months ended June 30, 2005, and 2004 respectively.

As of June 30, 2005, the Company received five conversion notices from Cornell Capital totaling $300,000 which represents a conversion under the terms of the Convertible Debenture. The Company issued 3,118,912 free trading shares to Cornell Capital at an average price of $0.096 per share. The outstanding principal of the Convertible Debentures was $1,200,000 plus accrued interest less the remaining debt discount for warrants and beneficial conversion feature as discussed above.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  6  -  SHAREHOLDERS'  DEFICIT

Common  Stock
-------------
During the six months ended June 30, 2005, the Company completed the following transactions:

- Reversed compensation expense of $7,000 for the value of stock options granted to an employee at an exercise price less than the Company's stock price on the date of grant. The employee was terminated in June 2005 and the unvested stock options were cancelled in accordance with the 2004 stock option plan.

- In June 2005, the Company recorded deferred consulting fees of $54,000 for 450,000 stock options issued to a consultant.

- In May 2005, the Company received $125,000 for 446,429 shares of restricted common stock.

- In April 2005, the Company recorded a consulting fee of $315,000 for 4,500,000 fully vested stock options issued to a consultant.

- In April 2005, the Company received $240,398 for 3,167,083 shares of restricted common stock.

- In March 2005, the Company received $30,000 for 300,000 shares of restricted common stock.

- From January 2005 through June 2005, Cornell Capital Partners converted $1,250,000 of the promissory note agreement discussed in Note 7 into 7,785,634 common shares.

- From February 2005 through April 2005, Cornell Capital Partners converted $300,000 of the convertible debentures into 3,118,912 common shares as discussed in Note 5.

- In February 2005 recorded compensation cost of $8,250 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant.

- In January 2005, recorded a capital contribution from Anthony Alda, its Chief Executive Officer, in the amount of $34,386.

Employee  Stock  Options
------------------------
     The following summarizes the stock options transactions under the stock option plans:

                                                  Weighted-
                                                   Average
                                  Stock Options   Exercise
                                   Outstanding      Price
                                  --------------  ---------
  Outstanding, December 31, 2004     23,176,114   $   0.377
      Cancelled                      (1,880,500)  $   1.314
      Granted                           672,500   $   0.214
                                  --------------  ---------

    Outstanding, March 31, 2005      21,968,114   $   0.292
      Cancelled                        (457,079)  $   0.468
      Granted                         6,430,375   $   0.144
                                  --------------  ---------

  Outstanding, June 30, 2005         27,941,410   $   0.243
                                  ==============  =========

  Exercisable, June 30, 2005         22,242,349   $   0.161
                                  ==============  =========

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

     Warrants
     --------
On May 18, 2004, the Company entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded consulting expense of $1,019,348 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $20,398. During the three months ended June 30, 2005 the Company recorded consulting expense of $10,197.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Notes  Payable  -  Shareholders
-------------------------------
Loans from shareholders at June 30, 2005 consisted of loans from several shareholders to finance the Company's operations. At June 30, 2005, $3,275,000 was due to the shareholders. Various due dates and interest rates are stated below for the six months ended June 30, 2005.

Note  and  Warrant  to  Shareholder
-----------------------------------
On June 9, 2005, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due March 1, 2006.

On May 27 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 27, 2006.

On May 13 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 13, 2006. On June 27, 2005 the company paid $50,000 to the shareholder as a partial payment on the promissory note.

On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $2,500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due July 1, 2005. As disclosed in the Shareholder's Deficit section, the Company had previously entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which the Company agreed to sell shares of its common stock to Cornell Capital. The shares of common stock to be issued to Cornell Capital under the SEDA may be resold by Cornell under an effective registration statement filed by the Company with the Securities and Exchange Commission on November 1, 2004. Cornell Capital will apply the proceeds from the sale of the shares issued under the SEDA to the repayment of the loan.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

The Company has classified the amount as a liability at March 31, 2005 in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the obligation will be settled by issuing a variable number of the Company's equity shares. As of June 30, 2005, Cornell Capital converted $1,250,000 into 7,785,634 common shares. The balance of the promissory note outstanding is $1,250,000 plus accrued interest.

On October 28, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due October 28, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to January 26, 2006.

On October 14, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due October 14, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to January 12, 2006.

On September 24, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10%

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

per annum, and the principal and any unpaid interest is due September 24, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to December 23, 2005.

On September 9, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due September 9, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to December 8, 2005.

On August 23, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $200,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due August 23, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to November 21, 2005.

On May 12, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due May 12, 2005. During May 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to November 10, 2005.

On March 11, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 100,000 shares of the Company's common stock for gross proceeds of $250,000. The note earns interest at 10% per annum. During February 2005, the Company received an extension on the promissory note pursuant to which the due date was extended to September 11, 2005. During July 2005, the Company received an additional extension on the promissory note pursuant to which the due date was extended to December 11, 2005.

Each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $51,587 and will be recognized as interest expense over the period until the note matures or is converted. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the payment. The Company recognized $9,893 as interest expense related to the accretion of the debt discount during the three months ended March 30, 2005 and the discount has been fully recognized.

NOTE  8  -  CONTRACTS

Consulting  Agreements
----------------------
On June 13, 2005, the Company entered into a consulting services agreement with Paradigm Technology Partners, LLC ("Paradigm"). The services to be performed by Paradigm relate to sales and marketing initiatives, and any other duties as assigned by Company management. The term of the consulting services agreement is six months ending December 13, 2005, unless terminated by Paradigm or the Company on 30 days notice. Paradigm will be paid a consulting fee of $13,200 per month. Paradigm also receives non-qualified stock options to purchase 450,000 shares of the Company's common stock at an exercise price of $0.16 per share. The Company recorded a deferred compensation expense of $54,000 for

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

these options which will be recognized over the term of the consulting agreement. As of June 30, 2005 the Company recognized $5,100 from deferred compensation. These options are subject to the vesting provisions as outlined in the 2004 Stock Option Plan, and subject to meeting certain performance criteria as outlined in the consulting agreement. Paradigm is also eligible to receive an additional 225,000 or 450,000 stock options contingent upon achieving certain performance goals as outlined in the consulting agreement.

On April 14, 2005, the company entered into an advisory services agreement with Bill Kunzweiler. Mr. Kunzweiler will provide advisory services to the Board of Directors and its Executives with respect to sales, management strategies, strategic acquisitions, financing and capital policies, executive compensation and recruitment. The term of the advisory services agreement is two years ending April 14, 2007. Mr. Kunzweiler has been compensated for his advisory services in the form of 4,500,000 fully vested stock options to purchase the Company's common stock at an exercise price of $0.09 per share, exercisable for a period of five years from April 14, 2005.

On March 15, 2005 30 days advance written notice of termination were given to QED Management ("QED"). As per the terms of the consulting agreement, QED shall receive compensation for any earned but unpaid compensation plus additional compensation for the 30 days notice period at the compensation rate then in effect plus expenses submitted by QED within 30 days of the date of termination. QED shall be paid all amounts owing pursuant to the consulting agreement within 10 days of receipt of the expense statement or invoice. The Company is in the process of negotiating the final fees owing to QED.

In consideration for the services of Lifelong Educational Properties Inc. ("LEAP"), the Company will pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual will be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP will also earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for 1,000,000 of the warrants. The warrants were issued on October 7, 2004, and have a term of five years. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded a prepaid expense of $1,590,000 for the value of the warrants. The Company recorded consulting expense of $198,750 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $71,896. During the three months ended June 30, 2005 the Company recorded consulting expense of $11,982.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

The entire principal balance and any accrued interest on the Loan was due and payable on August 1, 2005. Following any default under the terms of the Loan, the Company could elect to (i) declare the Note due and payable, and/or
(ii) increase the rate of interest payable under the Loan by three percent (3.00%) per annum. LDBS's obligations under the Loan were secured by a pledge of all of the assets of LDBS, and the Company will have all the rights and remedies available upon default to a secured party under the Uniform Commercial Code. LDBS will use the proceeds of the Loan only for working capital, payment of outstanding tax liabilities and other costs and expenses approved by the Company in writing. Although the Promissory Note evidencing the Loan was dated as of February 3, 2005, the Loan proceeds were not advanced to LDBS until the Option was executed on February 10, 2005.

On  February  22,  2005  LDBS  filed  for  protection  under  Chapter  11 of the
Bankruptcy Code. The Company has taken appropriate action to protect its collateral security. LDBS's bankruptcy proceeding is ongoing. Accordingly, at this time we do not anticipate exercising our option to acquire ezTel pursuant to the Option Agreement. We cannot assure you that the term loan to LDBS will be repaid. As a result a $200,000 provision for the impairment of the note receivable was recorded.

Employee  Resignations
----------------------
On June 30, 2005, Ms. Carla Ullrich, Vice President, Project Development resigned from the Company.

On June 28, 2005, Mr. Bryan Greear, Senior Vice President of Sales and Marketing resigned from the Company.

On February 18, 2005 the Chief Marketing Officer of the Company resigned. As a consequence of the resignation, the Company agreed to pay one month of severance totaling $10,416 and continuation of employee benefits until March 31, 2005. The stock option agreement received by the employee on February 20, 2004 for 1,500,000 stock options was rescinded and replaced with a new stock option agreement for 525,000 options.

On January 21, 2005 the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one half months of severance totaling $22,500, and continuation of employee benefits until March 31, 2005. The employee will retain their 2,000,000 stock options for the full amount of the remaining term in accordance with the Stock Option Agreement dated February 4, 2004.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  9  -  SUBSEQUENT  EVENTS

Conversion  of  Promissory  Note
--------------------------------
As of July 18, 2005 Cornell has converted, subsequent to the second quarter end, $150,000 of their escrow requests for advances under the SEDA into 1,155,090 common shares. The balance of the promissory note outstanding is $1,100,000 plus accrued interest.

Notes  Payable  -  Shareholders
-------------------------------
On July 29 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $100,000 Canadian. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 29, 2006.

On July 15 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000 Canadian. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 15, 2006.

During July 2005, Brent Bysouth advanced the Company $15,000 Canadian, and Anthony Alda advanced the Company $15,000 USD.

The Company was unable to repay Cornell Capital the balance owing on the $2,500,000 promissory note due July 1, 2005. According to the terms of the note, the interest rate increases to 24% on the due date, and will continue to accrue interest at that rate until the promissory note is repaid.

Consulting  Agreements
----------------------
On July 20, 2005, the company entered into a consulting services agreement with Suzanne Yingling. The services to be performed by Ms. Yingling relate to business intelligence, sales and marketing initiatives and any other duties as assigned by Company management. The term of the consulting services agreement is three months ending October 20, 2005, unless terminated by Ms. Yingling or the Company on 30 days notice. Ms. Yingling will be paid a consulting fee of $6,000 per month. Ms. Yingling is eligible to receive up to 200,000 options and commissions up to 5% of certain service or license revenue contingent upon achieving certain performance goals as outlined in the consulting agreement. The stock options are subject to the vesting provisions as outlined in the 2004 Stock Option Plan.

SB-2
----
The Company filed a Registration Statement on Form SB-2 on June 10, 2005 in connection with the Standby Equity Distribution Agreement ("SEDA") and Convertible Debenture Agreement with Cornell Capital Partners, LP. The purpose of the registration statement was to register an additional number of shares to satisfy the SEDA and Convertible Debenture Agreement. On July 8, 2005, the Company received a comment letter from the Securities Exchange Commission, and determined that it would be necessary to restructure the Convertible Debenture Agreement. The Company plans to retract the SB-2 and is renegotiating the terms of the Convertible Debenture Agreement and the SEDA with Cornell Capital Partners.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

Overview

We are a software development company based in Seattle, Washington, USA, with research and development operations in Vancouver, British Columbia, Canada. We specialize in the development of server-based software technologies in the areas of smart encryption, content licensing and royalty distribution management, including interactive consumer experience viewing systems such as automated advertisement and catalogue merchandise management for Internet on-demand applications. Our products are built around a highly integrated and scalable Internet Protocol technology platform designed to ensure end-to-end security distribution and revenue management of content from creation to consumer delivery using personal computers, IP set-top boxes, personal video recorders or other IP compatible media portal devices.

Our  suite of software products addresses five growing concerns in the industry:

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

The combined functionality of these technologies is offered in a comprehensive solution called iWaveTM Interactive Systems. iWave is a product line that combines our proprietary security, behavioral network management systems, software architecture and server-based technologies for use by content owners, media distributors, digital storage facilities, digital asset management firms and service providers. We intend iWave to provide these business sectors with a cost-efficient automation solution for processing distribution licenses, territorial viewing policies, consumer recording and transfer rights, payment collection and media usage auditing, service or merchandise ordering, and royalty management. iWave also offers an interactive consumer menu system that can integrate with existing middleware systems for on-demand functionality and provides automated private-label and brand management capabilities that can be accessed by a consumer from any PC, MAC, WiFi or digital set-top box environment.

Continued  Commercial  Strategy

During the second quarter of 2005, we continued the strategy we began during the first quarter of 2005 of entering into a number of strategic alliances designed to integrate our products into platforms which would facilitate the deployment of our iWave.tv service. During the quarter, strategic alliances were established with Amino Communications LLC ("Amino") and SAVVIS Communications Corporation ("SAAVIS").

The Amino alliance will enable us to provide an Internet Protocol ("IP") set-top box to our IPTV and Internet Video On-Demand ("iVOD") customers to complement the PC or media center control devices. We are incorporating our Security Protocol Integration Digital Rights Management ("SPI DRM") client components into Aminett 124 (130 in the fourth quarter), to protect and track the delivery of H.264 video. Additionally, we are porting our Consumer Program Guide ("CPG") to provide a simple navigation for consumers. This lightweight graphical user interface engine enables server-delivered rich-media applications to run with the Amino IP device. While this engine's primary purpose is to support the video playback and interactive community features of our iWave CPG, it can also support additional "profiles" for integration of device-specific features such as Personal Video Recorders ("PVR"), and integration with home computing networks.

We have selected SAVVIS as our infrastructure storage and content delivery partner. As we launch our iWave.tv service, we will use the SAVVIS global Content Delivery Network ("CDN") to scale and control downloads and streaming of video, music and digital content. Definitive terms of this agreement will be finalized in the third quarter.

Throughout the second quarter, our resources continued to be focused on customer-driven services and the pending the fourth quarter launch of the iWave.tv service. We are moving from a phase of intense research and development of our suite of products into an active commercialization mode. We have applied our resources to four key areas:

Technology  Platform
Channel  Partnership  Development
Content  Partnerships
Technology  License  for  Content  Distribution

Technology  Platform

We continued our research and development activities to further refine the user interface and the content and management control platforms. Ongoing channel and customer feedback reinforce the need to have a simple but visual customer experience matched with an array scope of content that is compelling to the user. Additionally, channel partners would like to have control over some visual elements, including content and advertising placement. Early discussions with channel partners have been very encouraging, as we move towards product completion and testing in preparation for our initial launch. We have received additional requests from our partners for enhancements and new services and features that will be added to our products and services after our initial launch. We plan to move to our production environment for testing in the third quarter and to deliver the complete technology enhancements required for our fourth quarter launch. A limited deployment is planned for early in the fourth quarter prior to our full product rollout and public announcement.

Channel  Partnership  Development

Our sales team has focused it efforts on Internet Service Providers ("ISPs") and telecommunications companies ("Telco's"). Both of these groups are very interested in IPTV and iVOD. Their intention is to add value to and increase subscriber base and to adopt services that differentiate them in the marketplace. We have also identified a number of parties who have expressed an interest in utilizing the iWave.tv service once we implement our product launch.

Content  Partnerships

We are currently negotiating with a number of studios for full length premium movie content for the iWave.tv platform. Additionally, we are expanding the scope of entertainment content into music, IPTV and gaming. Not all of these categories are expected to be available for launch.

Technology  License  for  Content  Distribution

We have been in discussions with content owners and distributors who have expressed an interest in gaining greater control over the distribution, presentation, and activity usage of their properties and licensed entertainment. It has always been our intention to license the content distribution and customer interface. Our ongoing technical enhancements are consistent with these objectives.

Change  in  Authorized  Capital

On June 6, 2005, by way of written consent of a majority of our shareholders, we increased our authorized capital from 205,000,000 shares, consisting of 200,000,000 shares of common stock having a par value of $0.0001 each and 5,000,000 shares of preferred stock having a par value of $0.0001 each, to 505,000,000 shares, consisting of 500,000,000 shares of common stock having a par value of $0.0001 each and 5,000,000 shares of preferred stock having a par value of $0.0001 each. All of the shares of common stock are of one class.

Potential  Litigation

Further to a loan by way of a secured Promissory Note made to Long Distance Billing Service, Inc. ("LDBS") of Brookneal, Virginia, which filed for Chapter 11 protection on February 22, 2005, we filed a Limited Objection and Motion to Lift the Automatic Stay, objecting to a request by LDBS that certain accounts be paid from funds held in its accounts and requesting repayment of our loan of

$200,000. A hearing date of August 3, 2005 had been set for that motion. As a potential source of financing for LDBS had been identified, we agreed to postpone the hearing to permit us to pursue a possible settlement opportunity which may allow us to realize a partial repayment of the debt owed to us. We are awaiting confirmation that this transaction will be completed.

Liquidity  and  Capital  Resources

In April, 2005, we issued 2,850,000 unregistered common shares to a current shareholder at a purchase price of $0.07 per share. Also in April, we issued to a new shareholder, 671,083 unregistered common shares at a purchase price of $0.09 per share and 446,429 unregistered common shares at a purchase price of $0.28 per share.

On June 22, 2004, we filed a Registration Statement in form SB-2 in relation to the sale of up to 31,075,285 shares of our common stock by Cornell Capital Partners LP ("Cornell"), Maximum Ventures, Inc. and Newbridge Securties, as specified in previously mentioned agreements.

The Registration Statement in form SB-2, as amended, became effective on November 1, 2004.

On June 10, 2005, we filed a new Registration Statement in form SB-2, in order to register an additional 100,000,000 of our shares. See Subsequent Events Footnote No. 9 regarding our filing of a new Registration Statement in form SB-2 and new financing arrangements currently being negotiated with Cornell.

We have defaulted under several provisions of two convertible debentures issued to Cornell Capital in May and June 2004, a Security Agreement dated May 19, 2004 between us and Cornell Capital and promissory notes, amended and restated as of June 9, 2005 and issued to Cornell Capital. The Security Agreement, Article 5 describes the remedies available to Cornell Capital in the event of default. Cornell Capital may declare the debts owing due and payable immediately by written notice. Cornell Capital has not yet taken any action to declare an event of default under those arrangements. We have, in principal, reached an agreement with Cornell Capital to terminate these finance arrangements. We are currently renegotiating the Convertible Debentures, the Security Agreement, the Promissory Notes issued to Cornell and a Standby Equity Distribution Agreement entered into with Cornell Capital on May 19, 2004. We cannot assure you that we will be successful in renegotiating these agreements or renegotiating them on terms that are favorable to us, in which case we may be forced to curtail our operations. Nevertheless, we anticipate successfully concluding the renegotiations which will cease us being in default under our financing arrangements with Cornell Capital.

Contracts

On May 11, 2005, we announced that we had entered into a Memorandum of Understanding with Global Business Centers to provide interactive community and media services to select hotel chains in the United States. We have since determined not to pursue this opportunity at this time.

On June 6, 2005, we announced that we had entered into a co-development project to create and co-market on-demand solutions with security features focused on the home and portable media device market with Improv Systems. We have since determined not to pursue this opportunity at this time.

RESULTS  OF  OPERATIONS

Three  Months Ending June 30, 2005 Compared to Three Months Ending June 30, 2004
--------------------------------------------------------------------------------
Research and development expenses were $214,862 and $338,569 respectively, during the three-month periods ending June 30, 2005 (the "2005 Period") and June 30, 2004 (the "2004 Period"). During the 2005 Period, we employed an average of 17 employees for research and development, compared to an average of 20 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $213,840 compared to $236,476 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 16.3% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel. During the 2005 Period, $1,022 of the total research and development expense was spent on equipment relating to research and development activities as compared to $102,093 during the 2004 Period.

General and administrative expenses for the 2005 Period decreased to $1,106,800 from $2,798,018 during the 2004 Period. During the 2005 Period we employed an average of 13 employees compared to an average of 15 employees in the 2004 Period. Wages and benefits for general and administrative personnel during the 2005 Period were $324,180 compared to $1,734,310 during the 2004 Period. The difference primarily results from compensation charges of $1,309,242 for stock grants issued to executive level employees. During the 2005 Period we expensed $413,419 in consulting fees compared to $511,522 during the 2004 Period. In 2004, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. We recorded $487,022 in consulting fees for the warrants granted to Maximum Ventures. In 2005, we retained the advisory services of William Kunzweiler and by virtue of his agreement Mr. Kunzweiler received 4,500,000 fully vested stock options to purchase our common stock. We recorded $315,000 in consulting fees for the options granted to Mr. Kunzweiler. Our legal and accounting fees for the 2005 Period were $112,217 compared to $191,039 in the 2004 Period. In 2004, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the 2004 period, we incurred finance charges on debt and equity agreements of $155,000 compared to $42,500 in the 2005 Period.

Interest expense for the 2005 Period increased to $591,027 from $109,099 during the 2004 Period. In June 2005, the beneficial conversion feature on the convertible debentures was revalued due to changes in the stock price. The revaluation resulted in an additional $450,995 in interest expense during the 2005 Period. We also obtained additional funding to finance operations through the issuance of various debt instruments which contributed to the increase in interest expense.

As a result of the foregoing, we incurred a net loss of $1,914,336 or $0.02 per share, during the 2005 Period, as compared to a net loss of $3,243,381, or $0.04 per share, during the 2004 Period. We incurred a loss from operations of $1,321,662 during the 2005 Period, as compared to a loss from operations of $3,136,587 during the 2004 Period.

Six  Months  Ending  June  30,  2005 Compared to Six Months Ending June 30, 2004
--------------------------------------------------------------------------------
Research and development expenses were $470,955 and $583,841 respectively, during the six-month periods ending June 30, 2005 (the "Six-Month 2005 Period") and June 30, 2004 (the "Six-Month 2004 Period"). During the Six-Month 2005 Period, we employed an average of 18 employees for research and development, compared to an average of 20 employees in the Six-Month 2004 Period. Wages and benefits for research and development personnel during the Six-Month 2005 Period were $460,741 compared to $476,558 during the Six-Month 2004 Period. The total research and development expense incurred during the Six-Month 2005 Period represents approximately 11.6% of our total operating expenses for the Six-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel. During the Six-Month 2005 Period $10,214 of the total research and development expense was spent on equipment relating to research and development activities as compared to $107,283 during the Six-Month 2004 Period.

General and administrative expenses for the Six-Month 2005 Period decreased to $3,580,239 from $4,577,827 during the Six-Month 2004 Period. During the Six-Month 2005 Period we employed an average of 14 employees compared to an average of 16 employees in the Six-Month 2004 Period. Wages and benefits for general and administrative personnel during the Six-Month 2005 Period were $780,144 compared to $3,014,513 during the Six-Month 2004 Period. The difference in general and administrative wages primarily results from compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees. During the Six-Month 2005 Period we expensed $1,999,924 in consulting fees compared to $583,022 during the Six-Month 2004 Period. The difference in consulting fees primarily relates to compensation charges of $1,706,899 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department. Our legal and accounting fees for the Six-Month 2005 Period were $208,752 compared to $317,482 in the Six-Month 2004 Period. During the Six-Month 2004, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the Six-Month 2004 period, we incurred finance charges on debt and equity agreements of $155,000 compared to $42,500 in the 2005 Period.

Interest expense for the Six-Month 2005 Period increased to $758,205 from $120,559 during the Six-Month 2004 Period. In June 2005, the beneficial conversion feature on the convertible debentures was revalued due to changes in the stock price. The revaluation resulted in an additional $450,995 in interest expense during the 2005 Period. We also obtained additional funding to finance operations through the issuance of various debt instruments which contributed to the increase in interest expense.

We have incurred other expense for the Six-Month 2005 Period of $203,643 as compared to other income of $2,144 during the Six-Month 2004 Period. We loaned Long Distance Billing Services, Inc. ("LDBS") $200,000 in the form of a promissory note during the first quarter of 2005. Subsequently, we were advised that LDBS filed for protection under Chapter 11 of the Bankruptcy Code. As a result a $200,000 provision for the impairment of the note receivable was recorded.

As a result of the foregoing, we have incurred a net loss of $5,013,042 or $0.05 per share, during the Six-Month 2005 Period, as compared to a net loss of $5,280,083, or $0.06 per share, during the Six-Month 2004 Period. We have incurred a loss from operations of $4,051,194 during the Six-Month 2005 Period, as compared to a loss from operations of $5,161,668 during the Six-Month 2004 Period.

We have financed our research and development activities to date with proceeds from the sale of our common stock, the issuance of convertible debentures, and loans from our officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:


                                      Six-Months Ended  June 30, 2005   Six-Months Ended June 30, 2004
                                      --------------------------------  -------------------------------

Sale of common stock                  $                        395,398  $                           000
------------------------------------  --------------------------------  -------------------------------
Short-term loans                      $                            000  $                       250,000
------------------------------------  --------------------------------  -------------------------------
Sale of convertible debentures        $                            000  $                     1,500,000
------------------------------------  --------------------------------  -------------------------------
Loans from officers and shareholders  $                        775,000  $                       395,000
------------------------------------  --------------------------------  -------------------------------
Contribution of Capital               $                         34,386  $                           000
------------------------------------  --------------------------------  -------------------------------

We have suffered recurring losses from operations and have an accumulated deficit of $20,270,051 at June 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Our current cash on hand is projected to sustain operations through August 2005. Additional funding is expected to be obtained through the SEDA or new vehicles currently being pursued, however, we cannot assure you that required financing will be obtained. Our ability to meet operating and capital requirements depends upon financing from external sources and the ability to generate revenues from the core technologies we have developed. We cannot assure you that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current resources available to us. In addition, if we do not receive the funds in a timely manner, we may be forced to curtail our operations.

Although we have defaulted under several provisions of two convertible debentures issued to Cornell Capital in May and June 2004, a Security Agreement dated May 19, 2004 between us and Cornell Capital and promissory notes, amended and restated as of June 9, 2005 and issued to Cornell Capital, Cornell Capital has not yet taken any action to declare an event of default under those arrangements. We have, in principal, reached an agreement with Cornell Capital to terminate these finance arrangements. We are currently renegotiating the Convertible Debentures, the Security Agreement, the Promissory Notes issued to Cornell and a Standby Equity Distribution Agreement entered into with Cornell Capital on May 19, 2004. We cannot assure you that we will be successful in renegotiating these agreements or renegotiating them on terms that are favorable to us. Nevertheless, we anticipate successfully concluding the renegotiations which will cease us being in default under our financing arrangements with Cornell Capital.

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

PART  II  -  OTHER  INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS

On February 10, 2005, we entered into an Option Agreement with ezTel, LLC ("ezTel") pursuant to which we were granted an option to purchase 100% of all equity, membership and ownership interests in ezTel for $1,500,000. ezTel and its subsidiaries were to provide discount long-distance telephone services and wireless broadband Internet services. As consideration for the Option Agreement, we advanced a $200,000 term loan due August 1, 2005 to Long Distance Billing Services, Inc. ("LDBS"), a wholly-owned subsidiary of ezTel.

On July 30, 2002, ezTel and several of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. On February 22, 2005, LDBS filed for protection under Chapter 11 of the Bankruptcy Code. NS8 has filed a Limited Objection and Motion to Lift the Automatic Stay, objecting to a request by LDBS that certain accounts be paid from funds held in its accounts and requesting repayment of NS8's loan of $200,000. A hearing date of August 3, 2005 had been set for that motion. As a potential source of financing for LDBS had been identified, we agreed to postpone the hearing to permit us to pursue a possible settlement opportunity which may allow us to realize a partial repayment of the debt owing to us. We are awaiting confirmation that this transaction will be completed.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On May 2, 2005, we sold 446,429 restricted shares of our common stock for $125,000. On April 14, 2005, we sold 617,083 restricted shares of our common stock for $60,397.50.On April 8, 2005, we sold 350,000 restricted shares of our common stock for $35,000. On April 7, 2005, we sold 2,500,000 restricted shares of our common stock for $175,000. On June 13, 2005 we granted 450,000 stock options to Cliff Monlux, a consultant at an exercise price of $0.16 per share which are subject to the 2004 Stock Option Plan. On April 14, 2005 we granted 4,500,000 fully vested stock options at an exercise price of $0.09 per share to William Kunzweiler. On April 7, 2005, we granted 1,480,375 stock options to employees at an exercise price of $0.07 per share which are subject to the 2004 Stock Option Plan.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

We have defaulted upon several provisions governing our debt securities, including our Convertible Debentures and our Promissory Notes issued to Cornell Capital Partners, LP. The agreements under which we have defaulted are:

Security Agreement: Under the Security Agreement entered into with Cornell Capital on May 19, 2004, if there is an event of default, Cornell Capital may declare all obligations under the Convertible Debentures immediately due and payable. NS8 has defaulted under Security Agreement by issuing securities on several occasions which occurred without the prior written consent of Cornell Capital as required by the covenants of the Security Agreement. Cornell Capital has not declared the Convertible Debentures due and payable.

Promissory Notes: On June 9, 2005, we entered into an amended and revised promissory note with Cornell Capital Partners for $1,518,290.41. The Promissory Note was due on July 1, 2005, unless an extension was agreed upon in writing. We have not repaid the Promissory Note, and no extension was ever agreed upon. Cornell has not sought to declare us in default on this Promissory Note.

We have, in principal, reached an agreement with Cornell Capital to terminate the above finance agreements under which we have defaulted. We are currently renegotiating these agreements but cannot assure you that we will be successful in renegotiating these agreements or renegotiating them on terms that are favorable to us. Nevertheless, we anticipate successfully concluding the renegotiations which will cease us being in default under our financing arrangements with Cornell Capital.

ITEM  4.  SUBMISSION  UPON  VOTE  OF  SECURITY  HOLDERS

In June of 2005, shareholders holding 46,423,500 shares of our issued common stock, or 52.4% of all issued and outstanding common stock, voted to amend our Certificate of Incorporation to increase our authorized capitalization to 505,000,000 shares, consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. In accordance with Section 228 of the General Corporation Law of the State of Delaware, a copy of the written consent of the NS8 stockholders who voted on this matter in lieu of a meeting was sent out to those shareholders of NS8 who did not vote on this matter.

ITEM  5.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     3.1 Amendment of Certificate of Incorporation-dated June 6, 2005 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form SB-2 SEC File No. 125693, filed on June 10, 2005 (the "2005 SB-2")).

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

                                  NS8  Corporation



Dated: August 22, 2005            By:  /s/  Anthony  Alda
                                      --------------------
                                      Anthony Alda, CEO (Principal Executive
                                      Officer)