Form 10QSB
period 2005-09-30
NS8 CORP
filed 2005-11-22
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

     (Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended:     September  30,  2005
                                                  --------------------

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
          EXCHANGE  ACT

          For  the transition period from ________________ to __________________

                        Commission file number 333-75956


                                 NS8 Corporation
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             13-4142621
            --------                                           --------------
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

                                 Not Applicable
                                ---------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  the  past  90  days.       Yes        X   No

As of November 21, 2005, there were 117,052,718 shares of common stock, with a par value of $0.0001, issued and outstanding, and 7,100,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").

     Transitional  Small  Business Disclosure Format (check one).  Yes __; No  X
                                                                              --

                                NS8 Corporation.
                               September 30, 2005
                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                            Page
                                                                            ----
Special Note Regarding Forward Looking Statements                            3


PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements                                               4
Item  2.  Management's Discussion and Analysis or Plan of Operations        20
Item  3.  Controls and Procedures                                           26

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings                                                 26
Item  2.  Unregistered Sales of Equity Securities                           27
Item  3.  Defaults Upon Senior Securities                                   27
Item  6.  Exhibits and Reports on Form 8-K                                  28

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                   PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                  Page
                                                               ----
Consolidated Balance Sheets as of September 30, 2005
  (unaudited) and December 31, 2004 (audited) . . . . . . . .     5

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and September 30, 2004
  (unaudited) and for the Period from June 18, 1999
  (Inception) to September 30, 2005 (unaudited) . . . . . . .     6

Consolidated Statements of Comprehensive Loss for the three
  and nine months ended September 30, 2005 and September 30,
  2004 and for the Period from June 18, 1999 (Inception) to
  September 30, 2005 (unaudited). . . . . . . . . . . . . . .     7

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2005 and September 30, 2004 and for
  the Period from June 18, 1999 (Inception) to September 30,
  2005(unaudited) . . . . . . . . . . . . . . . . . . . . . .     8

Notes to Consolidated Financial Statements (unaudited). . . .    10

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                             September 30, 2005 (unaudited) and,
                                                     December 31, 2004 (audited)
--------------------------------------------------------------------------------

                                ASSETS             Sept. 30,         Dec. 31,
                                                      2005             2004
                                                 ------------     ------------

Current assets
  Cash and cash equivalents                      $      8,897      $ 1,562,040
  Prepaid, consulting services                         53,150        3,098,622
  Prepaid, other                                       75,866           85,804
                                                 -------------    ------------

    Total current assets                              137,913        4,746,466
Property and equipment, net                           225,253          174,395
                                                 -------------    ------------

        Total assets                             $    363,166     $  4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses          $    868,562     $    351,132
  Accrued payroll and related expenses              1,664,063        1,695,020
  Current portion of capital lease obligations          7,443            7,550
  Notes payable                                       475,000          325,000
  Notes payable - shareholders                      3,355,795        3,790,106
                                                -------------     ------------

    Total current liabilities                       6,370,266        6,168,808

Capital lease obligations, net of current portion       -                5,155

Convertible debentures, net of debt
    discount of $927,451                              287,233        1,160,716
                                                -------------      -----------

      Total liabilities                             6,657,499        7,334,679
                                                -------------      -----------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    500,000,000 shares authorized
    104,768,315 shares issued and
    Outstanding                                        10,477           8,631
  Additional paid-in capital                       15,223,351      12,878,821
  Accumulated other comprehensive loss                (26,499)        (44,261)
  Deficit accumulated in the development stage    (21,502,259)    (15,257,009)
                                                 -------------    ------------

      Total shareholders' deficit                  (6,294,931)     (2,413,818)
                                                 -------------    ------------
Total liabilities and shareholders' deficit       $    363,166    $  4,920,861
                                                 =============    ============

The  accompanying  notes  are  an  integral  part of these financial statements.


                                                                                             NS8 CORPORATION
                                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                                                                                 June 18,
                                       For the Three Months Ended   For the Nine Months Ended      1999
                                             September 30,                September 30,       (Inception) to
                                      ---------------------------  --------------------------  September 30,
                                          2005           2004          2005          2004          2005
                                      -------------  ------------  ------------  ------------  -------------
Operating expenses
  Research and development            $    214,949   $   235,100   $   687,761   $   818,941   $  3,276,491
  General and administrative               737,397     3,145,273     4,315,673     7,723,100     16,616,113
                                      -------------  ------------  ------------  ------------  -------------

    Total operating expenses               952,245     3,380,373     5,003,434     8,542,041     19,892,604
                                      -------------  ------------  ------------  ------------  -------------

Loss from operations                      (952,245)   (3,380,373)   (5,003,434)   (8,542,041)   (19,892,604)
                                      -------------  ------------  ------------  ------------  -------------

Other income (expense)
  Other expense                             (1,636)      (10,952)     (205,283)       (8,808)      (149,094)
  Interest expense                        (278,327)      (90,258)   (1,021,848)     (210,817)    (1,445,876)
                                      -------------  ------------  ------------  ------------  -------------

    Total other income (expense)          (279,963)     (101,210)   (1,227,131)     (219,625)    (1,594,970)
                                      -------------  ------------  ------------  ------------  -------------

Net loss                              $ (1,232,208)  $(3,481,583)  $(6,230,566)  $(8,761,666)  $(21,487,575)
                                      =============  ============  ============  ============  =============

Basic and diluted loss per share      $      (0.01)  $     (0.04)  $     (0.06)  $     (0.10)
                                      =============  ============  ============  ============

Weighted-average shares outstanding    103,246,761    89,213,431    96,360,664    88,146,914
                                      =============  ============  ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.


                                                                                                   NS8  CORPORATION
                                                                                   (A  DEVELOPMENT  STAGE  COMPANY)
                                                                  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  LOSS
                                    For the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                      Period from
                                                                                                        June 18,
                                              For the Three Months Ended  For the Nine Months Ended       1999
                                                     September 30,               September 30,       (Inception) to
                                              --------------------------  --------------------------  September 30,
                                                  2005          2004          2005          2004          2005
                                              ------------  ------------  ------------  ------------  -------------
Net loss                                      $(1,232,208)  $(3,481,583)  $(6,245,250)  $(8,761,666)  $(21,487,575)

Other comprehensive income (loss)
     Foreign currency exchange income (loss)       22,794        (2,602)       17,762           165        (26,499)
                                              ------------  ------------  ------------  ------------  -------------

Comprehensive loss                            $(1,209,414)  $(3,484,185)  $(6,212,803)  $(8,761,501)  $(21,514,073)
                                              ============  ============  ============  ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.


                                                                                NS8 CORPORATION
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
-----------------------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30
                                                          2005          2004           2005
                                                      ------------  ------------  --------------
Cash flows from operating activities
  Net loss                                            $(6,245,250)  $(8,761,666)  $(21,502,259)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                        50,345        27,527        145,739
      Compensation charge for
        stock options issued below fair value               1,250       110,000        111,350
      Compensation charge for
        warrants issued below fair value                                                20,000
      Accretion of warrants issued as
        as debt discount                                    9,894        86,366        127,032
      Interest on conversion features                     655,507        53,572        744,794
      Issuance of stock for services                                     37,000        565,720
      Issuance of stock for compensation                              3,406,667      1,029,155
      Issuance of warrants for compensation                           1,529,023      5,724,021
      Options granted for services rendered               478,125       173,250      1,377,525
      (Increase) decrease in
        Prepaid expenses and other
          current assets                                1,288,836      (217,860)    (1,928,822)
      Increase (decrease) in
        Accounts payable and accrued                      486,274        31,764      2,597,078
          expenses
        Accrued payroll                                                 374,337
                                                      ------------  ------------  -------------

Net cash used in operating activities                  (3,275,019)   (3,150,020)   (10,988,667)
                                                      ------------  ------------  -------------


                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30
                                                          2005          2004           2005
                                                      ------------  ------------  --------------
Cash flows from investing activities
  Purchase of property and equipment                     (101,203)      (34,013)      (307,971)
                                                      ------------  ------------  -------------

Net cash used in investing activities                    (101,203)      (34,013)      (307,971)
                                                      ------------  ------------  -------------

Cash flows from financing activities
  Contribution of capital                                  34,386             -         34,386
  Payments on notes payable                                     -             -              -
  Proceeds from notes payable                                   -       350,000              -
  Proceeds from convertible debentures                          -     1,500,000      2,100,000
  Proceeds from issuance of common stock                  395,398             -      3,552,652
  Proceeds from notes payable - related party           1,293,245     1,045,000      6,310,895
  Payments on notes payable - related party               (62,450)     (320,000)      (627,811)
  Proceeds from short term loans                          150,000             -        475,000
  Payments for redemption of shares                             -             -         (2,662)
  Offering costs                                                -             -        (54,242)
  Payments on convertible debentures                            -             -       (400,000)
  Payments on capital lease obligations                    (5,262)       (6,983)       (37,337)
                                                      ------------  ------------  -------------

Net cash provided by financing activities               1,805,317     2,568,017     11,350,881
                                                      ------------  ------------  -------------

Effect of exchange rate changes
  on cash                                                  17,762        (5,467)       (30,947)
                                                      ------------  ------------  -------------

Net (decrease) increase in cash and cash equivalents   (1,553,143)     (621,483)         8,897

Cash and cash equivalents, beginning of period          1,562,040       756,661              -
                                                      ------------  ------------  -------------

Cash and cash equivalents, end of period              $     8,897   $   135,178   $      8,897
                                                      ============  ============  =============

Supplemental disclosures of cash flow information

  Interest paid                                             4,664   $     7,897   $    121,932
                                                      ============  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities: During the nine months ended September 30, 2005, the Company:

- Issued 11,424,916 shares of common stock to Cornell Capital Partners, LP for the conversion of note payable of $1,675,000.

- Converted Cornell Capital Partners, LP convertible debenture of $300,000 and issued 3,118,912 shares of common stock for this conversion.

- Revalued the beneficial conversion feature on convertible debentures of approximately $1,229,000 as a result of partial conversions to common stock which triggered a "reset" of the conversion price pursuant to EITF 98-5 as modified by EITF 00-27.

- Cancelled 225,000 options issued to a consultant for services for a total of approximately $123,000.

- Revalued 7,439,504 warrants issued to consultants for services for a total of approximately $1,644,000 pursuant to EITF-96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company (the "Parent"), and DLVN Acquisition Co., a Delaware corporation and wholly owned subsidiaries of the Parent (the "Merger Sub"). Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of

     NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS  (continued)

the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

NS8, CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE  2  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from developmental activities and operations since its inception and has an accumulated deficit of $21,487,575 at September 30, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
The consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:


                                                 For the Three Months Ended   For the Nine Months Ended
                                                        September 30                September 30
                                                     2005          2004          2005          2004
Net Loss
   As reported                                   $(1,232,208)  $(3,481,583)  $(6,245,250)  $(8,761,666)

  Add total stock based employee
   compensation expense determined under
   fair value method for all awards, net of tax     (565,261)   (1,163,181)     (946,326)   (1,163,181)
                                                 ------------  ------------  ------------  ------------

  Proforma                                       $(1,797,469)  $(4,644,764)  $(7,191,576)  $(9,924,847)
                                                 ============  ============  ============  ============

Loss per common share
  Basic and diluted - as reported                $     (0.01)  $     (0.04)  $     (0.06)  $     (0.04)
  Basic and diluted - pro forma                  $     (0.02)  $     (0.05)  $     (0.07)  $     (0.06)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2005: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 4.11%; and expected life of five years.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:


                               For the Three Months    For the Nine Months
                                      Ended                   Ended
                                   September 30           September 30
                             ----------------------  ----------------------
                                2005        2004        2005        2004
                             ----------  ----------  ----------  ----------
  Options outstanding under
    the Company's stock
    option plans             28,941,410  19,197,614  28,941,410  19,197,614
  Warrants                    9,112,001   7,112,001   9,112,001   7,112,001
  Convertible debenture       1,684,800           -   1,684,800           -

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

Amounts  due  under  notes  payable  include  the  following:

- On August 16, 2005, the Company entered into a one-year term promissory note agreement with Clarion Finance for gross proceeds of $150,000. The note earns interest at 7% per annum.

NOTE  5  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY

During May and June 2004, the Company issued two convertible secured debentures in the amount of $750,000 each to Cornell Capital for a total price of $1,500,000. The convertible debentures bore interest at 5.0% per annum and were set to mature on May 19, 2007 and June 25, 2007. The debentures were secured by all of the assets of the Company.

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

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the debentures was calculated at $428,571 and is considered to be interest expense. This interest expense is recognized in the statement of operations during the period from the issuance of the notes to the maturity date of the notes. Due to certain "triggering events", which includes partial conversions into common stock, the Company revalued the related beneficial conversion feature pursuant to EITF 98-5 as modified by EITF 00-27, and as of September 30, 2005 the remaining debt discount on the convertible debentures is $942,135.

As of September 30, 2005, the Company received five conversion notices from Cornell Capital totaling $300,000 which represents a conversion under the terms of the Convertible Debenture. The Company issued 3,118,912 free trading shares to Cornell Capital at an average price of $0.096 per share. The outstanding principal of the Convertible Debentures was $1,200,000 plus accrued interest less the remaining debt discount for warrants and beneficial conversion feature as discussed above.

NOTE  6  -  SHAREHOLDERS'  DEFICIT

Common  Stock
-------------

During the nine months ended September 30, 2005, the Company completed the following transactions:

- In September 2005, the Company issued 2,484,192 common shares for an advance received under the Standby Equity Distribution Agreement.

- From January 2005 through September 2005, Cornell Capital Partners converted $1,675,000 of the promissory note agreement discussed in Note 7 into 11,424,916 common shares.

- Reversed compensation expense of $7,000 for the value of stock options granted to an employee at an exercise price less than the Company's stock price on the date of grant. The employee was terminated in June 2005 and the unvested stock options were cancelled in accordance with the 2004 stock option plan.

- Recorded, in June 2005, deferred consulting fees of $54,000 for 450,000 stock options issued to a consultant.

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

Employee  Stock  Options
------------------------

The following summarizes the stock options transactions under the stock option plans:

                                                      Weighted
                                                       Average
                                       Shares      Exercise  Price
                                   --------------  -----------------
Outstanding December 31, 2004          23,176,114           0.377

Options Cancelled - Compensation       (1,605,500)          1.392
Options Granted - Services                397,500          (0.232)
                                   --------------  -----------------

Outstanding at March 31, 2005          21,968,114           0.290

Options Granted - Compensation          1,023,296          (0.108)
                - Services              4,950,000           0.096
                                   --------------  -----------------

Outstanding at June 30, 2005           27,941,410           0.242

Options Granted - Compensation          1,000,000           0.120
                                   --------------  -----------------

Outstanding at September 30, 2005      29,563,910           0.238
                                   ==============  =================

     Warrants
     --------

On May 18, 2004, the Company entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded consulting expense of $1,019,348 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $20,398. The company recorded consulting expense of $10,197 for the three months ended June 30, 2005 and $49,543 for the three months ended September 30, 2005

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Notes  Payable  -  Shareholders
-------------------------------
Loans from shareholders at September 30, 2005 consisted of loans from several shareholders to finance the Company's operations. At September 30, 2005, $3,355,795 was due to the shareholders. Various due dates and interest rates are stated below for the nine months ended September 30, 2005.

Note  and  Warrant  to  Shareholder
-----------------------------------

On July 15, 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $129,195. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 15, 2006.

On July 29, 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $86,130. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 29, 2006.

On July 15 and July 29, 2005, the Company entered into a short-term loan agreement with a shareholder for gross proceeds of $15,000 each. This has since been paid in installment payments. Balance remaining on the loan is $2,550.

On July 29, 2005, the company entered into a short-term note loan agreement with a shareholder for gross proceeds of $12,919.50. No terms were set on this loan.

On June 9, 2005, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due March 1, 2006.

On May 27 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 27, 2005.

On May 13 2005, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 13, 2005. On June 27, 2005, the Company paid $50,000 to the shareholder as a partial payment on the promissory note.

On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $2,500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due July 1, 2005. As disclosed in the Shareholder's Deficit section, the Company had previously entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which the Company agreed to sell shares of its common stock to Cornell Capital. The shares of common stock to be issued to Cornell Capital under the SEDA may be resold by Cornell under an effective registration statement filed by the Company with the Securities and Exchange Commission on November 1, 2004. Cornell Capital applied the proceeds from the sales of the shares issued under the SEDA to the repayment of the loan. The SEDA was terminated as part of the new financing arrangement made between the Company and Cornell Capital which closed on November 14, 2005. See Note 9 "Subsequent Events".

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

On August 4, 2005, the Company entered into a Master Services Agreement with SAVVIS Communications Corporation ("SAVVIS") pursuant to which we will jointly deliver a secure, IP-based, entertainment-on-demand platform. Under the terms of the Agreement, SAVVIS will provide hosting and network services to store, manage and deliver digital content over the Internet. We intend that the resulting integrated solution will provide a secure, IP-based, direct to consumer, digital content-on-demand platform that will be marketed to local telephone companies and independent Internet Service Providers as "iWave Interactive Media Distribution System". This platform is intended to enable customers to securely deliver video-on-demand, music, games and digital content to PC-based media devices.

On June 13, 2005, the Company entered into a consulting services agreement with Paradigm Technology Partners, LLC ("Paradigm"). The services to be performed by Paradigm relate to sales and marketing initiatives, and any other duties as assigned by Company management. The term of the consulting services agreement is six months ending December 13, 2005, unless terminated by Paradigm or the Company on 30-day notice. Paradigm will be paid a consulting fee of $13,200 per month. Paradigm also receives non-qualified stock options to purchase 450,000 shares of the Company's common stock at an exercise price of $0.16 per share. The Company recorded a deferred compensation expense of $54,000 for these options which will be recognized over the term of the consulting agreement. As of June 30, 2005, the Company recognized $5,100 from deferred compensation. These options are subject to the vesting provisions as outlined in the 2004 Stock Option Plan, and subject to meeting certain performance criteria as outlined in the consulting agreement. Paradigm is also eligible to receive an additional 225,000 or 450,000 stock options contingent upon achieving certain performance goals as outlined in the consulting agreement.

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

On March 15, 2005, 30 days advance written notice of termination were given to QED Management ("QED"). As per the terms of the consulting agreement, QED shall receive compensation for any earned but unpaid compensation plus additional compensation for the 30 days notice period at the compensation rate then in effect plus expenses submitted by QED within 30 days of the date of termination. QED shall be paid all amounts owing pursuant to the consulting agreement within 10 days of receipt of the expense statement or invoice. The Company and QED reached a final arrangement pursuant to which the Company will pay QED $58,000 plus interest accruing on the unpaid principal balance at the rate of 9% per annum. This is payable in three payments dated August 23, September 21, and October 21, 2005. As of September 30, 2005, $19,200 plus interest remained outstanding.

NOTE  9  -  SUBSEQUENT  EVENTS

On October 18, 2005, the Company granted 50,000 incentive stock options to an employee at an exercise price of $0.07 per share for a period of five years from the date of grant.

On October 20, 2005 the Company granted 1,500,000 incentive stock options to an executive at an exercise price of $0.06 per share for a period of five years from the date of grant. 500,000 of these options vested immediately as a signing bonus and the balance of 1,000,000 options will vest as earned performance options as performance-based goals are met pursuant to a pre-determined vesting schedule.

On October 21, 2005, the Company granted 100,000 performance stock options to a consultant at an exercise price of $0.06 per share for a period of five years from the date of grant.

On October 26, 2005, the Company granted 125,000 incentive stock options to an employee at an exercise price of $0.05 per share for a period of five years from the date of grant.

On October 12, 2005, Cornell Capital Partners, LP delivered a conversion notice to the Company's transfer agent, Continental Stock Transfer & Trust Company ("Continental"), whereby it exercised its right to convert $100,000 of the Company's debt under its outstanding convertible debenture into 2,500,000 of the Company's registered common shares held for that purpose by Continental. The shares were issued to Cornell on October 14, 2005.

On October 28, 2005, Cornell Capital Partners, LP delivered a conversion notice to Continental, whereby it exercised its right to convert $124,900 of the Company's debt under its outstanding convertible debenture into 3,061,275 of the Company's registered common shares held for that purpose by Continental. The shares were issued to Cornell on November 16, 2005.

On November 14, 2005, the Company closed on the sale of secured convertible debentures to Cornell Capital Partners, LP in the amounts of $1,863,430 and $1,300,000 respectively. Of the approximately $3.16 million of debentures, approximately $1.86 million had been previously paid to the Company in connection with promissory notes issued by the Company on May 27, 2005 and on June 9, 2005. The remainder of the purchase price of the convertible debentures will be paid in two installments of $500,000 and a final installment of $300,000, due to $2.36 million to be paid back to Cornell Capital in connection with the November 14th closing. The timing of the payment of such installments relates to the Company's compliance with the related registration rights agreement. The debentures carry an interest rate of 10%, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share.


The underlying agreements to the secured convertible debentures are filed as Exhibits to this 10-QSB filing.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Product  Overview
-----------------

We are a multimedia entertainment technology company based in Seattle, Washington, USA, with research and development facilities in Vancouver, British Columbia, Canada. We specialize in the development of server-based software technologies in the areas of smart encryption, content licensing and royalty distribution management, including interactive consumer experience viewing systems for Internet media on-demand applications for personal computers (PC), Internet Protocol television (IPTV) and other portable media devices. Our products are built around a highly integrated and scalable Internet Protocol
(IP) technology platform designed to ensure end-to-end security distribution and revenue management of content from creation to consumer delivery, using personal computers, IP set-top boxes, personal video recorders or other IP compatible media portal devices.

Our  suite of software products addresses five growing concerns in the industry:
--------------------------------------------------------------------------------

     1. The inability of current security systems used in digital media distribution to effectively protect or maintain the streaming quality of media as it is delivered through the Internet to televisions and PC's;

     2. The inability of current media management and distribution systems to accurately account for proper usage and other consumer behavioural information as digital media is distributed by service providers to their consumers;

     3. The inability of current media management and distribution systems to accurately capture revenue sharing allowances entitled to license holders every time digital media is consumed;

     4. The inability of service providers using current media management and distribution systems to meet growing consumer demand for real-time access to digital media over television, personal computer and wireless devices; and

     5. The inability of digital media owners to effectively maintain their ownership and assure their entitled licensing policies are enforced during the digital distribution of their media to consumer devices.

Our patent-pending technologies are comprised of software modules that seek to: enhance security during distribution and consumer use; simplify the management and distribution of content through dynamic visual interfaces; increase delivery efficiency through normal broadband networks; automate the licensing process of content in a digital environment for multiple distribution by a content owner; ensure royalty and usage payment to all participating users; and provide overall quality of content to the consumer. These software modules can be applied as stand-alone server based solutions or combined to produce end-to-end consumer service portals.

The combined functionality of these technologies is offered in a comprehensive solution called iWave Interactive Systems. iWave is a product line that combines our proprietary security, behavioural network management systems, software architecture and server-based technologies for use by content owners, media distributors, digital storage facilities, digital asset management firms, interactive service providers, food delivery services and catalogue merchant retailers. iWave is able to provide these business sectors with a cost-efficient automation solution for processing distribution licenses, territorial viewing policies, consumer recording and transfer rights, payment collection and media usage auditing, service or merchandise ordering, and royalty management. iWave also offers an interactive consumer menu system that can integrate with existing middleware systems for on-demand functionality and provides automated private-label and brand management capabilities that can be accessed by consumers from their consumer television, personal and wireless computer devices.

Industry  Overview
------------------

The overall global entertainment and media industry will increase at a 7.3% compound annual growth rate to $1.8 trillion in 2009, according to PricewaterhouseCoopers' report: Global Entertainment and Media Outlook:
2005-2009.

We believe that broadband Internet and wireless technologies will elicit new spending that will account for a large portion of the total growth in the industry. There are an estimated 85 million Digital Subscriber Line (DSL) subscribers worldwide (InternetWorldStats.com), 500,000 IPTV subscribers (CitiGroup IPTV Report, July, 2005), and in the US, nearly 80% of homes have at least one PC (Ipsos-Insight, Motion research project, as reported by Rider Research, June, 2005). Cable Service Providers are delivering well over 100 million video-on-demand (VOD) streams per month (Source: Comcast, as reported in the Wall Street Journal, November, 2005).

These changes, along with a shift in consumer preferences toward more portable and digital media have the entertainment and media industry looking at broadband distribution with fresh eyes. A recent Points North Group survey of over a thousand Internet users, found that 28% wanted to watch television shows on their PC's and laptops (as reported by the NY Times, November 14, 2005).

The growth in interactive advertising, and the increasing transition of males aged 13 to 24 to the Internet as a source of entertainment has solidified the attractiveness of broadband distribution opportunities. U.S. Online advertising spending was estimated at almost $10 billion in 2004, and is projected to grow to almost $20 billion by 2007. (Source: ZenithOpimedia, as reported by Economist.com, April 27, 2005). So-called 'rich media' ads featuring enhanced graphics and sound made up 39% of Internet ads for Fortune 500 companies in 2004 (Source: DoubleClick Releases Overview of Rich Media Market Trends, News Release, September 28, 2005).

Continued  Commercial  Strategy
-------------------------------

During the three months ended September 30, 2005, we made essential competitive and industry required feature refinements to our iWave Interactive Systems. We have successfully completed development on the Amino set-top box hardware for digital distribution of MPEG2 and H264 content using our proprietary iWave consumer interface. We believe that this will enable our iWave system to not only be accessible by personal and wireless computer devices, but through a television device as well.

In addition, we have completed necessary industry driven refinements to our digital media management and distribution system (LDMS) that will control the entire iWave system for a service provider through a single control system. We believe that this will add greater economic benefits, industry adoptive qualities and marketable differentiators to our iWave product above existing competitive and similarly compared platforms.

These competitive and industry required enhancements to our iWave system have been precipitated from industry standardization requirements and feedback from our content and service provider relationships. Since our plan is to market and license the iWave system to Internet service providers and telecommunication companies offering IP-television and Internet services, these changes enabled us to further refine and simplify our business model while enhancing the economic benefits of iWave to those target markets.

During the later part of the three months ended September 30, 2005, we completed the hardware (headend) requirements of our iWave Interactive Systems. This allows us to tangibly deliver our iWave system as a preconfigured headend to our target markets for commercial use after we have concluded essential commercial and standardization tests in a non-simulated environment. By the delivery of iWave in a preconfigured headend package, we are able to save our customers significant installation and integration costs normally inherent in such commercial deployments. It also enables our customers to simplify any customization, distribution or maintenance management that continues to be a high cost of these types of systems today.

On September 29, 2005, we announced a pilot program with several broadband Internet service providers ("ISPs") to participate in the testing of our iWave Interactive Systems. These ISPs include Canyon Broadband, WisperTelecommunications, Inc., Tulsa Metro Net Network Services, Gladiator Network Services and OHH!TV. During this pilot program scheduled for early 2006, we plan to testand refine essential systems which could not be refined in a simulated commercial environment. We also plan to aggregate certain types of digital media in various distribution and high definition compression formats for testing over our internal and external SAVVIS network to a non-simulated consumer environment. In addition, we plan to obtain final service provider and consumer feedback information to complete our commercial benchmark assumptions of our hardware for full commercial deployment.

Contracts
---------

On August 4 2005, we entered into a Master Services Agreement with SAVVIS Communications Corporation ("SAVVIS") pursuant to which we will jointly deliver a secure, IP-based, entertainment-on-demand platform. Under the terms of the Agreement, SAVVIS will provide hosting and network services to store, manage and deliver digital content over the Internet. We intend that the resulting integrated solution will provide a secure, IP-based, direct to consumer, digital content-on-demand platform that will be marketed to local telephone companies and independent ISPs as "iWave Interactive Media Distribution System". This platform is intended to enable customers to securely deliver video-on-demand, music, games and digital content to PC-based media devices.

Certificate of Registration of Trade-mark No. 1181601 was issued by the Register of Trade-marks of Canada certifying that the trade-mark CANONLINE has been registered in Canada to CanOnline Global Media, Inc. on September 13, 2005 under registration number TMA647,899. In accordance with the provisions of the Trade-marks Act of Canada, this trade-mark is subject to renewal every 15 years from the registration date.

Potential  Litigation
---------------------

Further to a loan by way of a secured Promissory Note made to Long Distance Billing Service, Inc. ("LDBS") of Brookneal, Virginia, which filed for Chapter 11 protection on February 22, 2005, we filed a Limited Objection and Motion to Lift the Automatic Stay, objecting to a request by LDBS that certain accounts be paid from funds held in its accounts and requesting repayment of our loan of $200,000. A hearing date of August 3, 2005 had been set for that motion. As a potential source of financing for LDBS had been identified, we agreed to postpone the hearing to September 21, 2005 to permit us to pursue a possible settlement opportunity which might have allowed us to realize a partial repayment of the debt owing to us. The possible settlement opportunity did not finalize. Subsequently, we did receive a payment from LDBS in the amount of $50,000.00 from our cash collateral as an adequate protection payment. Future payments from cash collateral may become available, but we cannot guarantee receipt of any such payments.

Liquidity  and  Capital  Resources
----------------------------------

We have financed our research and development activities to date with proceeds from the sale of our common stock, proceeds from issuing convertible debentures, and loans from outside sources, our directors, officers and shareholders. The following table sets forth the amount of funds we received from these sources for the periods indicated:

                           For the Nine Months Ended
Sources  of  funds            September 30,  2005
-------------------------  -------------------------
Contribution of Capital    $                 34,386
-------------------------  -------------------------
Proceeds from issuance of
  common                   $                 395,398
-------------------------  -------------------------
Proceeds from Notes
  payable                  $               1,293,245
-------------------------  -------------------------
Proceeds from short term
  loans                    $                150,000
-------------------------  -------------------------

Although we defaulted under certain provisions of two convertible debentures issued to Cornell Capital in May and June 2004, a Security Agreement dated May 19, 2004 between us and Cornell Capital and promissory notes, amended and restated as of June 9, 2005 and issued to Cornell Capital, Cornell Capital did not take any action to declare an event of default under those arrangements. We terminated these finance arrangements and entered into new financing arrangements to replace the Convertible Debentures, the Security Purchase Agreement, the Security Agreement, the Promissory Notes issued to Cornell, and other financing documents. The Standby Equity Distribution Agreement entered into with Cornell Capital on May 19, 2004 was terminated on the closing of this transaction on November 14, 2005. As a result of the new financing agreements with Cornell Capital, we are no longer in default under our previous financing arrangements with Cornell Capital.

Appointment  of  Additional  Director
-------------------------------------

On August 22, 2005, we filed a form 8-K announcing that we had increased the size of our Board of Directors to six and unanimously appointed William Kunzweiler as a director of the company. Mr. Kunzweiler is 54 years of age and has been involved in land development in Whistler, British Columbia, Canada for his own account over the past five years.

Subsequent  Events
------------------

We continue to lower our overall monthly expenses by the termination of non-essential employees and contractors, and the careful monitoring of capital expenditures and service vendors. In November 2005, we implemented additional cost reduction measures by reducing unnecessary office space in our Canadian offices and by having certain executive and key personnel voluntarily decrease their compensation by an average of 30%. Moreover, we have consolidated and optimized certain developmental and operational processes in order to increase operating and development results without additional costs. However, we continue to expand in areas that are essential for commercial deployment of our iWave product line. We plan to continue maintaining these measured reductions and expansions accordingly until we are generating sufficient revenue and are able to satisfactorily expand our development capacity.

On November 14, 2005, we were successful in renegotiating our financing arrangements with Cornell Capital Partners, LP and have ceased to be in default under our financing agreements with Cornell Capital. Please refer to the "Subsequent Events" section of the Notes to the Consolidated Financial Statements for an update with respect to our current financing arrangements with Cornell Capital.

RESULTS  OF  OPERATIONS

Three Months Ending September 30, 2005 Compared to Three Months Ending September
--------------------------------------------------------------------------------
2004
----

Research and development expenses were $214,848 and $235,100 respectively during the three-month periods ending September 30, 2005 (the "2005 Period") and September 30, 2004 (the "2004 Period"). During the 2005 Period, we employed an average of 15 employees for research and development, compared to 18 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $214,848 compared to $202,819 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 22.56% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $446.75 of this amount was spent on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period significantly decreased to $737,397 from $3,145,273 during the 2004 Period. During the 2005 Period, we employed approximately 13 employees compared to 15 in the 2004 Period. Wages and benefits for general and administrative personnel during the 2005 Period were $333,770 compared to $1,771,822 during the 2004 Period. The difference primarily results from compensation charges of $1,309,242 for stock grants issued to executive level employees. During the 2005 Period, we expensed $103,290 in consulting fees compared to $1,091,595 during the 2004 Period. In 2004, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. We recorded $487,022 in consulting fees for the warrants granted to Maximum
Ventures. Our legal and accounting fees for the 2005 Period were $124,078 compared to $48,709 in the 2004 Period. In 2005, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained, we incurred finance charges on debt and equity agreements of $14,250 compared to $0 for the 2004 Period.

Interest expense for the 2005 Period increased to $278,327 from $90,258 during the 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures.

As a result of the foregoing, we incurred a net loss of $1,232,208 or $0.01 per share during the 2005 Period, as compared to a net loss of $3,481,583 or $0.04 per share during the 2004 Period. We incurred a loss from operations of $952,245 during the 2005 Period, as compared to a loss from operations of $3,380,373 during the 2004 Period.

Nine  Months  Ending September 30, 2005 Compared to Nine Months Ending September
--------------------------------------------------------------------------------
30,  2004
---------

Research and development expenses were $687,761 and $818,941 respectively, during the nine-month periods ending September 30, 2005 (the "Nine-Month 2005 Period") and September 30, 2004 (the "Nine-Month 2004 Period). During the Nine-Month 2005 Period, we employed an average of 18 employees for research and development, compared to 20 employees in the Nine-Month 2004 Period. Wages and benefits for research and development personnel during the Nine-Month 2005 Period were $676,810 compared to $640,289 during the Nine-Month 2004 Period. The total research and development expense incurred during the Nine-Month 2005 Period represents approximately 13.75% of our total operating expenses for the Nine-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $10,950 of this amount was spent on equipment relating to research and development activities.

General and administrative expenses for the Nine-Month 2005 Period decreased to $4,315,674 from $7,723,100 during the Nine-Month 2004 Period. During the

Nine-Month 2005 Period, we employed approximately 14 employees compared to 16 employees in the Nine-Month 2004 Period. Wages and benefits for general and administrative personnel during the Nine-Month 2005 Period were $1,168,031 compared to $4,868,855 during the Nine-Month 2004 Period. The difference in general and administrative wages primarily results from compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees. During the Nine-Month 2005 Period we expensed $2,103,846 in consulting fees compared to $1,674,617 during the Nine-Month 2004 Period. The difference in consulting fees primarily relates to compensation charges of $1,376,158 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department. Our legal and accounting fees for the Nine-Month 2005 Period were $332,947 compared to $366,191 in the Nine-Month 2004 Period. During the Nine-Month 2005 Period, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the Nine-Month 2004 Period, we incurred finance charges on debt and equity agreements of $155,000 compared to $56,750 in the Nine-Month 2005 period.

Interest expense for the Nine-Month 2005 Period increased to $1,036,532 from $210,817 during the Nine-Month 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted to the increase in interest expense.

We have incurred other expense for the Nine-Month 2005 Period of $205,283 as compared to other expense of $8,808 during the Nine-Month 2004 Period. We loaned Long Distance Billing Services, Inc. ("LDBS") $200,000 in the form of a promissory note during the first quarter of 2005. Subsequently, we were advised that LDBS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, $200,000 provision for the impairment of the note receivable was recorded.

As a result of the foregoing, we have incurred a net loss of $6,245,250 or $0.06 per share during the Nine-Month 2005 Period, as compared to a net loss of $8,761,666 or $0.10 per share during the Nine-Month 2004 Period. We have incurred a loss from operations of $5,003,434 during the Nine-Month 2005 Period, as compared to a loss from operations of $8,542,041 during the Nine-Month 2004 Period.

We have financed our research and development activities to date with proceeds from the sale of our common stock, the issuance of convertible debentures, and loans from our officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:

We have suffered recurring losses from operations and have an accumulated deficit from inception on June 18, 1999 to September 30, 2005 of $21,528,758 at September 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Additional cash is necessary to sustain operations both in the short and long term. Additional funding is expected to be obtained as new vehicles are currently being pursued. Our ability to meet operating and capital requirements depends upon financing from external sources and ability to generate revenues from the core technologies we have developed. We cannot assure that we will obtain sufficient financing to develop profitable operations prior to utilizing all of the current resources available to us. In addition, if we do not receive the funds in a timely manner or on a scale to meet our needs, we may be forced to curtail our operations.

Although we have defaulted under several provisions of two convertible debentures issued to Cornell Capital in May and June 2004, a Security Agreement dated May 19, 2004 between us and Cornell Capital and promissory notes, amended and restated as of June 9, 2005 and issued to Cornell Capital, Cornell Capital did not take any action to declare an event of default under those arrangements. We terminated these finance arrangements and entered into new financing arrangements to replace the Convertible Debentures, the Security Purchase Agreement, the Security Agreement, the Promissory Notes issued to Cornell, and other financing documents. The Standby Equity Distribution Agreement entered into with Cornell Capital on May 19, 2004 was terminated by Cornell Capital and us on the closing of this transaction on November 14, 2005. As a result of the new financing agreements with Cornell Capital, we are no longer in default under our financing arrangements with Cornell Capital.

ITEM  3.CONTROLS  AND  PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART  II  -  OTHER  INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS

Further to a loan by way of a secured Promissory Note made to Long Distance Billing Service, Inc. ("LDBS") of Brookneal, Virginia, which filed for Chapter 11 protection on February 22, 2005, we filed a Limited Objection and Motion to Lift the Automatic Stay, objecting to a request by LDBS that certain accounts be paid from funds held in its accounts and requesting repayment of our loan of $200,000. A hearing date of August 3, 2005 had been set for that motion. As a potential source of financing for LDBS had been identified, we agreed to postpone the hearing to September 21, 2005 to permit us to pursue a possible settlement opportunity which might have allowed us to realize a partial repayment of the debt owing to us. The possible settlement opportunity did not finalize. Subsequently, we did receive a payment from LDBS in the amount of $50,000.00 from our cash collateral as an adequate protection payment. Future payments from cash collateral may become available, but we cannot guarantee receipt of any such payments.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On August 12, 2005 we granted 1,000,000 fully vested stock options at an exercise price of $0.12 per share to William Kunzweiler.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

We defaulted under certain provisions governing our debt securities, including our Convertible Debentures and our Promissory Notes issued to Cornell Capital Partners, LP. The agreements under which we defaulted were:

Security  Agreement:  Under  the  Security  Agreement  entered into with Cornell
-------------------
Capital on May 19, 2004, if there were an event of default, Cornell Capital could have declared all obligations under the Convertible Debentures immediately due and payable. NS8 defaulted under Security Agreement by issuing securities on certain occasions and by accepting short term bridge financing from outside sources, which occurred without the prior written consent of Cornell Capital as required by the covenants of the Security Agreement. Cornell Capital did not declare the Convertible Debentures due and payable.

Promissory  Notes:  On  June  9,  2005,  we  entered into an amended and revised
-----------------
promissory note with Cornell Capital Partners for $1,518,290.41. The Promissory Note was due on July 1, 2005, unless an extension was agreed upon in writing. We did not repay the Promissory Note, and no extension was requested. Cornell did not declare us in default of this Promissory Note.

We terminated the above finance agreements with Cornell Capital on November 14, 2005 and we have successfully renegotiated these agreements. The conclusion of these financing agreements has terminated any default under our financing arrangements with Cornell Capital.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

3.1 Amendment of Certificate of Incorporation-dated June 6, 2005 (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form SB-2 SEC File No. 125693, filed on June 10, 2005 (the "2005 SB-2"))

10.1 Termination Agreement with respect to the Standby Equity Distribution Agreement made between the Corporation and Cornell dated May 19, 2004 dated November 10, 2005

10.2. Secured Convertible Debenture No. CCP-3 in the amount of $1,863.430 dated November 10, 2005

10.3. Secured Convertible Debenture No. CCP-4 in the amount of $500,000 dated November 10, 2005

10.4. Amended and Restated Security Agreement made between the Corporation and Cornell dated November 10, 2005

10.5. Securities Purchase Agreement made between the Corporation and Cornell dated November 10, 2005

10.6. Escrow Agreement made between the Corporation, the Buyers listed in the Securities Purchase Agreement and David Gonzalez, Esq., as Escrow Agent dated November 10, 2005

10.7. Subsidiary Security Agreement made between CanOnline Media Corporation and Cornell dated November 10, 2005

10.8 Subsidiary Security Agreement made between CanOnline Global Media, Inc. and Cornell dated November 10, 2005

10.9. Investor Registration Rights Agreement made between the Corporation and various investors dated November 10, 2005

10.10. Pledge and Escrow Agreement made between the Corporation, various Pledgors, Cornell and David Gonzalez, Esq. as Escrow Agent dated November 10, 2005

10.11. Irrevocable Transfer Agent Instructions given to Continental Stock Transfer & Trust Company by the Corporation on behalf of Cornell dated November 10, 2005

10.12 Warrant No. CCP-001 entitling Cornell Capital to purchase 5,000,000 common shares of the Company at an exercise price of $0.075 per share for a period of five years from November 10, 2005

10.13 Warrant No. CCP-002 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.06 per share for a period of five years from November 10, 2005

10.14 Warrant No. CCP-003 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.05 per share for a period of five years from November 10, 2005

10.15 Master Service Agreement, dated August 4, 2005, between NS8 Corporation and SAVVIS Communications Corporation (incorporated by reference to Exhibit
     10.1  of  the  Company's  Form  8-K  filed  on  October  6,  2005).

31.1 Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief  Executive  Officer

31.2 Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief  Financial  Officer

32.1 Section  1350  Certification  of  Chief  Executive  Officer

32.2 Section  1350  Certification  of  Chief  Financial  Officer



                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      NS8  Corporation



Dated:  November  22,  2005           By:  /s/ Anthony  Alda
                                           --------------------
                                           Anthony Alda, Chief Executive Officer