Form 10QSB/A
period 2005-09-30
NS8 CORP
filed 2005-11-29
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A
                                Amendment No. 1


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


        One Union Square, 600 University Street, Suite 1525, Seattle, WA
  ------------------------------------------------------------------------------
                                      98101
                                      -----
                    (Address of principal executive offices)

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

     Transitional  Small  Business Disclosure Format (check one).  Yes __; No  X
                                                                              --

                                NS8 Corporation.
                               September 30, 2005
                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                            Page
                                                                            ----
Special Note Regarding Forward Looking Statements                            3


PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements                                               4
Item  2.  Management's Discussion and Analysis or Plan of Operations        20
Item  3.  Controls and Procedures                                           27

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings                                                 26
Item  2.  Unregistered Sales of Equity Securities                           27
Item  3.  Defaults Upon Senior Securities                                   27
Item  6.  Exhibits and Reports on Form 8-K                                  28

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

                                EXPLANATORY NOTE

     This Amendment on Form 10-QSB/A reflects the restatement of our unaudited Consolidated Balance Sheet as of September 30, 2005, the unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and the unaudited Statement of Cash Flows for the Period from June 18, 1999 (Inception) to September 30, 2005 to correct certain inadvertent inaccuracies detected after the filing of our third quarter Form 10-QSB on November 22, 2005. Except for the amendments mentioned above, the corresponding changes to the notes that such statements reference and the corresponding changes to Part 1,
Item 2, all of the information in this Form 10-QSB/A, unless otherwise noted, is as of November 22, 2005, the filing date of the original Form 10-QSB for the quarter ended September 30, 2005, and has not been updated for the events subsequent to that date.


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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                             September 30, 2005 (unaudited) and,
                                                     December 31, 2004 (audited)
--------------------------------------------------------------------------------

                                ASSETS             Sept. 30,         Dec. 31,
                                                      2005             2004
                                                 ------------     ------------

Current assets
  Cash and cash equivalents                      $      8,897      $ 1,562,040
  Prepaid, consulting services                         53,150        3,098,622
  Prepaid, other                                       75,866           85,804
                                                 -------------    ------------

    Total current assets                              137,913        4,746,466
Property and equipment, net                           225,253          174,395
                                                 -------------    ------------

        Total assets                             $    363,166     $  4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses          $    868,563     $    351,132
  Accrued payroll and related expenses              1,664,063        1,695,020
  Current portion of capital lease obligations          7,443            7,550
  Notes payable                                       475,000          325,000
  Notes payable - shareholders                      3,355,795        3,790,106
                                                -------------     ------------

    Total current liabilities                       6,370,864        6,168,808

Capital lease obligations, net of current portion       -                5,155

Convertible debentures, net of debt discount
    of $912,767 ($1,200,000 in default)               287,233        1,160,716
                                                -------------      -----------

      Total liabilities                             6,658,097        7,334,679
                                                -------------      -----------
Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    500,000,000 shares authorized
    104,768,315 shares issued and
    Outstanding                                        10,477           8,631
  Additional paid-in capital                       15,223,351      12,878,821
  Accumulated other comprehensive loss                (26,500)        (44,261)
  Deficit accumulated in the development stage    (21,502,259)    (15,257,009)
                                                 -------------    ------------

      Total shareholders' deficit                  (6,294,931)     (2,413,818)
                                                 -------------    ------------
Total liabilities and shareholders' deficit       $    363,166    $  4,920,861
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


                                                                                             NS8 CORPORATION
                                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                                                                                 June 18,
                                       For the Three Months Ended   For the Nine Months Ended      1999
                                             September 30,                September 30,       (Inception) to
                                      ---------------------------  --------------------------  September 30,
                                          2005           2004          2005          2004          2005
                                      -------------  ------------  ------------  ------------  -------------
Operating expenses
  Research and development            $    203,269   $   235,100   $   687,761   $   818,941   $  3,276,491
  General and administrative               749,078     3,145,273     4,315,673     7,723,100     16,616,113
                                      -------------  ------------  ------------  ------------  -------------

    Total operating expenses               952,347     3,380,373     5,003,434     8,542,041     19,892,604
                                      -------------  ------------  ------------  ------------  -------------

Loss from operations                      (952,347)   (3,380,373)   (5,003,434)   (8,542,041)   (19,892,604)
                                      -------------  ------------  ------------  ------------  -------------

Other income (expense)
  Other expense                             (1,534)      (10,952)     (205,283)       (8,808)      (149,094)
  Interest expense                        (278,327)      (90,258)   (1,036,533)     (210,817)    (1,445,876)
                                      -------------  ------------  ------------  ------------  -------------

    Total other income (expense)          (279,861)     (101,210)   (1,241,816)     (219,625)    (1,594,970)
                                      -------------  ------------  ------------  ------------  -------------

Net loss                              $ (1,232,208)  $(3,481,583)  $(6,245,250)  $(8,761,666)  $(21,487,575)
                                      =============  ============  ============  ============  =============

Basic and diluted loss per share      $      (0.01)  $     (0.04)  $     (0.06)  $     (0.10)
                                      =============  ============  ============  ============

Weighted-average shares outstanding    103,246,761    89,213,431    96,360,664    88,146,914
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


                                                                                NS8 CORPORATION
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
-----------------------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30
                                                          2005          2004           2005
                                                      ------------  ------------  --------------
Cash flows from operating activities
  Net loss                                            $(6,245,250)  $(8,761,666)  $(21,502,259)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                        50,345        27,527        145,739
      Compensation charge for
        stock options issued below fair value               1,250       110,000        111,350
      Compensation charge for
        warrants issued below fair value                                                20,000
      Accretion of warrants issued as
        as debt discount                                    9,894        86,366        127,032
      Interest on conversion features                     655,507        53,572        744,794
      Issuance of stock for services                                     37,000        565,720
      Issuance of stock for compensation                              3,406,667      1,029,155
      Issuance of warrants for compensation                           1,529,023      5,724,021
      Options granted for services rendered               478,125       173,250      1,377,525
      (Increase) decrease in
        Prepaid expenses and other
          current assets                                1,288,836      (217,860)    (1,928,822)
      Increase (decrease) in
        Accounts payable and accrued expenses             486,274        31,764      2,596,679
                                                      ------------  ------------  -------------

Net cash used in operating activities                  (3,275,019)   (3,150,020)   (10,989,066)
                                                      ------------  ------------  -------------


                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30
                                                          2005          2004           2005
                                                      ------------  ------------  --------------
Cash flows from investing activities
  Purchase of property and equipment                     (101,203)      (34,013)      (321,971)
                                                      ------------  ------------  -------------

Net cash used in investing activities                    (101,203)      (34,013)      (321,971)
                                                      ------------  ------------  -------------

Cash flows from financing activities
  Contribution of capital                                  34,386             -         34,386
  Payments on notes payable                                     -             -              -
  Proceeds from notes payable                                   -       350,000              -
  Proceeds from convertible debentures                          -     1,500,000      2,100,000
  Proceeds from issuance of common stock                  395,398             -      3,552,652
  Proceeds from notes payable - related party           1,293,245     1,045,000      6,310,895
  Payments on notes payable - related party               (62,450)     (320,000)      (627,811)
  Proceeds from short term loans                          150,000             -        475,000
  Payments for redemption of shares                             -             -         (2,662)
  Offering costs                                                -             -        (54,242)
  Payments on convertible debentures                            -             -       (400,000)
  Payments on capital lease obligations                    (5,262)       (6,983)       (37,337)
                                                      ------------  ------------  -------------

Net cash provided by financing activities               1,805,317     2,568,017     11,350,881
                                                      ------------  ------------  -------------

Effect of exchange rate changes
  on cash                                                  17,762        (5,467)       (30,947)
                                                      ------------  ------------  -------------

Net (decrease) increase in cash and cash equivalents   (1,553,143)     (621,483)         8,897

Cash and cash equivalents, beginning of period          1,562,040       756,661              -
                                                      ------------  ------------  -------------

Cash and cash equivalents, end of period              $     8,897   $   135,178   $      8,897
                                                      ============  ============  =============

Supplemental disclosures of cash flow information

  Interest paid                                             4,664   $     7,897   $    121,932
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

Employee  Stock  Options
------------------------

The following summarizes the stock options transactions under the stock option plans:

                                                      Weighted
                                                       Average
                                       Shares      Exercise  Price
                                   --------------  -----------------
Outstanding December 31, 2004          23,176,114           0.377

Options Cancelled - Compensation       (1,605,500)          1.392
Options Granted - Services                397,500          (0.232)
                                   --------------  -----------------

Outstanding at March 31, 2005          21,968,114           0.290

Options Granted - Compensation          1,023,296          (0.108)
                - Services              4,950,000           0.096
                                   --------------  -----------------

Outstanding at June 30, 2005           27,941,410           0.243

Options Granted - Compensation          1,000,000           0.120
                                   --------------  -----------------

Outstanding at September 30, 2005      29,563,910           0.243
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

The entire principal balance and any accrued interest on the Loan was due and payable on August 1, 2005. Following any default under the terms of the Loan, the Company could elect to (i) declare the Note due and payable, and/or (ii) increase the rate of interest payable under the Loan by three percent (3.00%) per annum. LDBS's obligations under the Loan were secured by a pledge of all of the assets of LDBS, and the Company had all the rights and remedies available upon default to a secured party under the Uniform Commercial Code. LDBS was to use the proceeds of the Loan only for working capital, payment of outstanding tax liabilities and other costs and expenses approved by the Company in writing. Although the Promissory Note evidencing the Loan was dated as of February 3, 2005, the Loan proceeds were not advanced to LDBS until the Option was executed on February 10, 2005.

On February 22, 2005 LDBS filed for protection under Chapter 11 of the Bankruptcy Code. Accordingly, at this time we do not anticipate exercising our option to acquire ezTel pursuant to the Option Agreement. The Company has taken appropriate action to protect its collateral security. LDBS's bankruptcy proceeding is ongoing and as a result, during the course of we filed a Limited Objection and Motion to Lift the Automatic Stay, objecting to a request by LDBS that certain accounts be paid from funds held in its accounts and requesting repayment of our loan of $200,000. A hearing date of August 3, 2005 had been set for that motion. As a potential source of financing for LDBS had been identified, we agreed to postpone the hearing to September 21, 2005 to permit us to pursue a possible settlement opportunity which might have allowed us to realize a partial repayment of the debt owing to us. The possible settlement opportunity did not finalize. Subsequently, we did receive a payment from LDBS in the amount of $50,000.00 from our cash collateral as an adequate protection payment. Future payments from cash collateral may become available, but we cannot guarantee receipt of any such payments.

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

On November 14, 2005, the Company closed on the sale of secured convertible debentures to Cornell Capital Partners, LP in the amounts of $1,863,430 and $1,300,000 respectively. Of the approximately $3.16 million of debentures, approximately $1.86 million had been previously paid to the Company in connection with promissory notes issued by the Company on May 27, 2005 and on June 9, 2005. The remainder of the purchase price of the convertible debentures will be paid in two installments of $500,000 and a final installment of $300,000, due to $2.36 million paid back to Cornell Capital in connection with the November 14th closing. The timing of the payment of such installments relates to the Company's compliance with the related registration rights agreement. The debentures carry an interest rate of 10%, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share.

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

RESULTS  OF  OPERATIONS

Three Months Ending September 30, 2005 Compared to Three Months Ending September
--------------------------------------------------------------------------------
2004
----

Research and development expenses were $203,269 and $235,100 respectively during the three-month periods ending September 30, 2005 (the "2005 Period") and September 30, 2004 (the "2004 Period"). During the 2005 Period, we employed an average of 15 employees for research and development, compared to 18 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $214,848 compared to $202,819 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 22.56% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $446.75 of this amount was spent on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period significantly decreased to $749,078 from $3,145,273 during the 2004 Period. During the 2005 Period, we employed approximately 13 employees compared to 15 in the 2004 Period. Wages and benefits for general and administrative personnel during the 2005 Period were $333,770 compared to $1,771,822 during the 2004 Period. The difference primarily results from compensation charges of $1,309,242 for stock grants issued to executive level employees. During the 2005 Period, we expensed $103,290 in consulting fees compared to $1,091,595 during the 2004 Period. In 2004, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. We recorded $487,022 in consulting fees for the warrants granted to Maximum
Ventures. Our legal and accounting fees for the 2005 Period were $124,078 compared to $48,709 in the 2004 Period. In 2005, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained, we incurred finance charges on debt and equity agreements of $14,250 compared to $0 for the 2004 Period.

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

Interest expense for the Nine-Month 2005 Period increased to $1,036,533 from $210,817 during the Nine-Month 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted to the increase in interest expense.

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

3.1  Amendment  of Certificate of Incorporation-dated June 6, 2005 (1)

10.1 Termination Agreement with respect to the Standby Equity Distribution Agreement made between the Corporation and Cornell dated May 19, 2004 dated November 10, 2005 (2)

10.2. Secured Convertible Debenture No. CCP-3 in the amount of $1,863.430 dated November 10, 2005 (2)

10.3. Secured Convertible Debenture No. CCP-4 in the amount of $500,000 dated November 10, 2005 (2)

10.4. Amended and Restated Security Agreement made between the Corporation and Cornell dated November 10, 2005 (2)

10.5. Securities Purchase Agreement made between the Corporation and Cornell dated November 10, 2005 (2)

10.6. Escrow Agreement made between the Corporation, the Buyers listed in the Securities Purchase Agreement and David Gonzalez, Esq., as Escrow Agent dated November 10, 2005 (2)

10.7. Subsidiary Security Agreement made between CanOnline Media Corporation and Cornell dated November 10, 2005 (2)

10.8 Subsidiary Security Agreement made between CanOnline Global Media, Inc. and Cornell dated November 10, 2005 (2)

10.9. Investor Registration Rights Agreement made between the Corporation and various investors dated November 10, 2005 (2)

10.10. Pledge and Escrow Agreement made between the Corporation, various Pledgors, Cornell and David Gonzalez, Esq. as Escrow Agent dated November 10, 2005 (2)

10.11. Irrevocable Transfer Agent Instructions given to Continental Stock Transfer & Trust Company by the Corporation on behalf of Cornell dated November 10, 2005 (2)

10.12 Warrant No. CCP-001 entitling Cornell Capital to purchase 5,000,000 common shares of the Company at an exercise price of $0.075 per share for a period of five years from November 10, 2005 (2)

10.13 Warrant No. CCP-002 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.06 per share for a period of five years from November 10, 2005 (2)

10.14 Warrant No. CCP-003 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.05 per share for a period of five years from November 10, 2005 (2)

10.15 Master Service Agreement, dated August 4, 2005, between NS8 Corporation and SAVVIS Communications Corporation (3)

31.1 Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief  Executive  Officer

31.2 Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief  Financial  Officer

32.1 Section  1350  Certification  of  Chief  Executive  Officer

32.2 Section  1350  Certification  of  Chief  Financial  Officer

(1) incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form SB-2 SEC File No. 125693, filed on June 10, 2005

(2) incorporated by reference to the corresponding Exhibit number of the Company's Form 10-QSB filed on November 22, 2005

(3) incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 6, 2005


                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      NS8  Corporation



Dated:  November  29,  2005           By:  /s/ Anthony  Alda
                                           --------------------
                                           Anthony Alda, Chief Executive Officer