Form 10QSB/A
period 2005-09-30
NS8 CORP
filed 2006-02-15
CIK 1156893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 2)

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to ____

                         Commission file number 1-10262

                                 NS8 CORPORATION
     (Exact  name  of  registrant  as  specified  in  its  charter)

            Delaware                333-75956                  13-4142621
(State or other jurisdiction of    (Commission              (I.R.S. Employer
 incorporation or organization)    File Number)            Identification No.)

      One Union Square, Suite 1525                                     98101
          600 University Street                                      (Zip Code)
           Seattle, Washington
(Address of principal executive offices)

        Registrant's telephone number, including area code (206)331-4545 Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class:
                    Common Stock, Par Value $0.0001 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     The number of shares of Common Stock, par value $0.0001 per share, outstanding as of December 31, 2005 was 117,052,718.

                                EXPLANATORY NOTE

NS8 Corporation filed its original Quarterly Report on Form 10-Q for the period ended September 30, 2005 with the Securities and Exchange Commission ("SEC") on November 22, 2005 and filed Amendment No. 1 on Form 10-QSB/A with the SEC on
November 29, 2005. The following items of that Quarterly Report are hereby amended:

     (i)  Item  3  (Controls  and  Procedures);  and

     (ii) the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. In order to preserve the nature and character of the disclosures as of November 22, 2005, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on November 22, 2005. Accordingly, this Amendment No. 2 on Form 10-QSB/A does not otherwise alter the disclosures set forth in the original Quarterly Report, or set forth in Amendment No. 1 to the Quarterly Report for the period ended March 31, 2005.

                                 NS8 CORPORATION
                            INDEX TO QUARTERLY REPORT
                               September 30, 2005

                                                                            Page
                                                                            ----
PART  I.  FINANCIAL  INFORMATION

     Item  4.     Controls  and  Procedures                                  1

PART  II.  OTHER  INFORMATION

     Item  6.     Exhibits                                                   4

SIGNATURES                                                                   6

                         PART I - FINANCIAL INFORMATION

                        ITEM 4.  CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Internal  Control  over  Financial  Reporting

     After the Company filed its Quarterly Report on Form 10-QSB for the period ended September 30, 2005 on November 22, 2005, the Company was advised by its independent registered public accounting firm, Singer Lewak Greenbaum & Goldstein LLP, of certain inadvertent inaccuracies in the Company's unaudited consolidated balance sheet, unaudited consolidated statement of operations and unaudited statement of cash flows included in the Form 10-QSB filed on November 22, 2005.

     The inadvertent inaccuracies were caused by calculation errors, rounding errors and transcription errors. Many of the errors could have been identified by reconciling the amounts in the financial statements for the period ended September 30, 2005 with financial statements from prior periods. The errors were caused by a failure to adequately plan an appropriate time frame for preparing the financial statements and the Company's insufficient experience in preparing financial statements. The inadvertent inaccuracies in the Consolidated Balance Sheet included:

     - The accounts payable and accrued expenses at September 30, 2005 (unaudited) were initially reported as $868,562, but were actually $868,563.

     - The total current liabilities at September 30, 2005 (unaudited) were initially reported as $6,370,266, but were actually $6,370,864.

     - The total liabilities at September 30, 2005 (unaudited) were initially reported as $6,657,499, but were actually $6,658,097.

     - The accumulated other comprehensive loss (unaudited) was initially reported as $26,499, but was actually $26,500.

The inadvertent inaccuracies in the Consolidated Statement of Operations included:

     - Research and development expenses for the three months ended September 30, 2005 were initially reported as $214,949, but were actually $203,269.

     - General and administrative expenses for the three months ended September 30, 2005 were initially reported as $737,397, but were actually $749,078.

     - Total operating expenses and, accordingly, the loss from operations, for the three months ended September 30, 2005 were initially reported as $952,245, but were actually $952,347.

     - Other expense for the three months ended September 30, 2005 was initially reported as $1,636, but was actually $1,534.

     - Interest expense for the nine months ended September 30, 2005 was initially reported as $1,021,848, but was actually $1,036,533.

     - Total other income (expense) for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 was initially reported as $279,963 and $1,227,131, respectively, but was actually $279,861 and $1,241,816, respectively.

     - Net loss for the nine months ended September 30, 2005 was initially reported as $6,230,566, but was actually $6,245,250.

The inadvertent accuracies in the Consolidated Statements of Cash Flows included:

     - Accounts payable and accrued expenses for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $2,597,078, but was actually $2,596,679.

     - Net cash used in operating activities for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported
          $10,988,667,  but  was  actually  $10,989,066.

     - Purchase of property and equipment for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $307,971, but was actually $321,971.

     - Net cash used in investing activities for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $307,971, but was actually $321,971.

     The Company determined that the above errors were material and required restatement of the previously issued Quarterly Report on Form 10-QSB for the period ended September 30, 2005, and the Company filed its Quarterly Report on Form 10-QSB/A on November 29, 2005 to correct the errors above. In addition, the Company made corresponding changes within the text of Management's Discussion and Analysis in the Quarterly Report. Also, the Company amended the exhibit list to conform to the format previously used by the company for exhibit lists in its previous periodic reports. It also amended Note 4 to the financial statements to include additional disclosure regarding short term loans and the extension of a promissory note and amended Note 8 to the financial statements to include disclosure relating to payments from ezTel pursuant to a loan that was issued to the Company by ezTel. ezTel had subsequently filed for bankruptcy and has paid the Company pursuant to their Chapter 11 bankruptcy plan.

     Subsequent to the Company's decision to restate its unaudited financial statements, the Company has reevaluated its disclosure controls and procedures, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls were not effective as of September 30, 2005.

Changes  in  Internal  Control  over  Financial  Reporting

     In order to address the perceived weaknesses in the Company's internal controls over financial reporting, the Company's directors and management have made, or are in the process of making, the following changes:

     1. The Company hired a controller with substantial accounting experience to maintain and prepare the Company's accounting records and quarterly and annual filings.

     2. An outside accounting firm has been retained to assist the Company's inside accounting staff in the preparation of its quarterly and annual SEC filings, to ensure accurate and timely disclosure.

     3. The Directors of the Company recently appointed a second outside director to the Company's Board. With the addition of this second outside director, the Company believes that it will now be in a position to appoint an Audit Committee to oversee the Company's accounting and audit procedures.

     The Company's Chief Executive Office and Chief Financial Officer believe that with these changes to internal controls, the Company is taking effective steps towards addressing material weaknesses which may have prevented the timely disclosure of its financial statements or necessitated the filing of amendments to the Company's financial statements in the past.

                           PART II - OTHER INFORMATION

Item  6.  Exhibits

                   EXHIBIT  INDEX
      Exhibit
      -------

3.1. Amendment  of  Certificate  of  Incorporation  dated  June  6,  2005  (1)

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

10.8. Subsidiary Security Agreement made between CanOnline Global Media, Inc. and Cornell dated November 10, 2005 (2)

10.9. Investor Registration Rights Agreement made between the Corporation and various investors dated November 10, 2005 (2)

10.10. Pledge and Escrow Agreement made between the Corporation, various Pledgors, Cornell and David Gonzalez, Esq. as Escrow Agent dated November 10, 2005 (2)

10.11. Irrevocable Transfer Agent Instructions given to Continental Stock Transfer & Trust Company by the Corporation on behalf of Cornell dated November 10, 2005 (2)

10.12. Warrant No. CCP-001 entitling Cornell Capital to purchase 5,000,000 common shares of the Company at an exercise price of $0.075 per share for a period of five years from November 10, 2005 (2)

10.13. Warrant No. CCP-002 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.06 per share for a period of five years from November 10, 2005 (2)

10.14. Warrant No. CCP-003 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.05 per share for a period of five years from November 10, 2005 (2)

10.15. Master Service Agreement, dated August 4, 2005, between NS8 Corporation and SAVVIS Communications Corporation (3)

31.1.  Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief Executive Officer

31.2.  Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Chief Financial Officer

32.1.  Section  1350  Certification  of  Chief  Executive  Officer

32.2.  Section  1350  Certification  of  Chief  Financial  Officer

(1) incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form SB-2 SEC File No. 125693, filed in June 10, 2005

(2) incorporated by reference to the corresponding Exhibit number of the Company's Form 10-QSB filed on November 22, 2005

(3) incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 6, 2005

*     Filed  herewith

                                 NS8 CORPORATION

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NS8  Corporation
                                              ----------------
                                              (Registrant)


Date:  February  10,  2006                    By:  /s/  Anthony  Alda
                                                   ------------------
                                                   Anthony  Alda
                                                   Chief Executive Officer