Form 10KSB
period 2005-12-31
NS8 CORP
filed 2006-04-17
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For fiscal year ended:  December 31, 2005
                                      -----------------

OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


         Commission file number  333-75956
                                 ---------

                                 NS8 Corporation
                         -------------------------------
        (Exact Name of Small Business Issuer As Specified In Its Charter)

         Delaware                                          13-4142621
         --------                                          ----------
 (State or Other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                        Identification No.)



                1420 Fifth Avenue, 22nd Floor, Seattle, WA 98101
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                Issuer's Telephone Number (206) 521.5986
                                          ---------------------------

Securities registered under section 12(b) of the Act:  None
                                                       -----

Securities registered under section 12(g) of the Act:  None
                                                       -----

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

         Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State registrant's revenues for its most recent fiscal year: $0.00
                                                                      ------

         As of March 31, 2006, there were 117,484,312 shares of the registrant's common stock, par value $0.0001 issued and outstanding and 7,100,722 unexchanged shares of CanOnline Global Media Inc ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 81,159,002 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$8,927,490.20 based on the average closing price of the registrant's common stock on March 31, 2006. The market value of the unexchanged shares of CGMI is US$781,079.42 based on the average closing price of the registrant's common stock on March 31, 2006, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional small business disclosure format (check one):
Yes  [ ];   No  [x]

Documents Incorporated By Reference:  None
                                      -----

TABLE OF CONTENTS

Item Number and Caption     Page

Forward-Looking Statements.....................................................3


   PART I......................................................................4
      ITEM 1.   Description of Business........................................4
      ITEM 2.   Description of Property.......................................13
      ITEM 3.   Legal Proceedings.............................................14
      ITEM 4.   Submission of Matters to a Vote
                  of Security Holders.........................................14
   PART II....................................................................14
      ITEM 5.   Market for Common Equity and
                  Related Stockholder Matters.................................14
      ITEM 6.   Management's Discussion and Analysis
                  or Plan of Operations.......................................16
      ITEM 7.   Financial Statements..........................................23
      ITEM 8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................23
      ITEM 8A.  Controls and Procedures.......................................24
      ITEM 8B.  Other Information.............................................24
   PART III...................................................................24
      ITEM 9.   Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with
                  Section 16(A) of the Exchange Act...........................24
      ITEM 10.  Executive Compensation........................................27
      ITEM 11.  Security Ownership of Certain
                  Beneficial Owners and Management............................30
      ITEM 12.  Certain Relationships and Related Transactions................33
      ITEM 13.  EXHIBITS, List and Reports on Form 8-K........................33
      ITEM 14.  Principal Accountant Fees and Services........................35

Forward-Looking Statements
--------------------------

         In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding product plans and commercial activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under "Risk Factors." You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). When used in this report, the words "expects," "could," "would", "may," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions, as well as statements regarding NS8 Corporation's focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Currency
--------

Unless we otherwise indicate in this registration statement, references to "USD", "Dollars" or "$" are to the lawful currency of the United States. Any references to "CAD", "Dollars Canadian" or similar terms are to the lawful currency of Canada.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY
-----------------

We were incorporated under the name "Delivery Now Corp." in the State of Delaware on October 3, 2000.

Until December 17, 2003, we delivered envelopes by bike messengers and packages by van in the New York City metropolitan area through our wholly-owned subsidiary "BMW Messenger Services, Inc." ("BMW"). BMW received phone calls from customers seeking such deliveries and then dispatched its messengers via two-way radio to deliver the envelopes and packages via bicycle or van. BMW obtained these job orders through referrals from existing customers and through its sales force.

BMW was formed on September 23, 1999 in the State of New York and operated as an S Corporation from inception through October 3, 2000 when we acquired it. On October 3, 2000, we acquired 100% of BMW's common stock in exchange for 2,500,000 shares of our common stock. At the time of the transaction, Michael Conte was our sole stockholder.

On December 17, 2003, we changed our name to "NS8 Corporation".

On December 18, 2003, we discontinued the messenger delivery service business in connection with the merger transaction described below.

MERGER WITH CANONLINE GLOBAL MEDIA, INC.
----------------------------------------

On November 3, 2003, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CanOnline Global Media, Inc. ("CanOnline"), a Washington corporation, and DLVN Acquisition, Inc. ("Acquisition Subsidiary"), a Delaware corporation. Acquisition Subsidiary was our wholly-owned subsidiary prior to the transaction.

On December 18, 2003, the transactions contemplated by the Merger Agreement closed, and a merger (the "Merger") was effected among us, CanOnline and Acquisition Subsidiary. Pursuant to the Merger Agreement, (i) Acquisition Subsidiary was merged into CanOnline, with CanOnline becoming the surviving corporation, (ii) the holders of the 66,670,346 shares of issued and outstanding CanOnline common stock exchanged their CanOnline common stock for shares of our common stock at a one for one ratio, receiving in the aggregate 66,670,346 shares of our common stock in exchange for their shares of CanOnline common stock, (iii) the holders of options to acquire an aggregate of 14,886,702 shares of CanOnline's common stock exchanged their options for options to acquire our common stock at a one for one ratio, receiving in the aggregate options to acquire 14,886,702 shares of our common stock, and the 100 shares of common stock of Acquisition Subsidiary issued and outstanding prior to the Merger were converted into 100 shares of CanOnline common stock, with CanOnline becoming our wholly-owned subsidiary.

Simultaneously with the closing of the Merger, we transferred all of the issued and outstanding stock of our wholly-owned subsidiary, BMW, to Michael Conte and Brian Seinwels in exchange for 24,950,000 shares of our common stock. Mr. Conte was our director, chief executive officer and president, and Mr. Seinwels was our vice president until the closing of the Merger. These shares were cancelled and restored to our authorized and unissued capital stock.

Prior to the Merger, our operations consisted primarily of the messenger delivery service conducted by BMW. This business is now wholly owned by Mr. Conte and Mr. Seinwels and is no longer operated by us.

Our primary operation now consists of the operations of CanOnline.

The number of shares of our common stock exchanged for the CanOnline common stock was determined in arms-length negotiations between our board of directors and the board of directors of CanOnline. The negotiations took into account the value of CanOnline's financial position, results of operations, products, prospects and other factors relating to CanOnline's business. At the time of the Merger, there were no material relationships between CanOnline and us or any of our affiliates, any of our directors or officers or any associate of any of our officers or directors.

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

GENERAL
-------

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

INDUSTRY
--------

In 2004, significant changes occurred within the competitive and technological business landscape of providing interactive broadband service to consumers, such as cable companies beginning to deploy voice services and traditional phone companies beginning to deploy video. We believe that these changes established a foundation for the convergence of services delivered over IP based networks. The business case for convergence now rests on the principles of lowering network equipment and infrastructure costs, network administration costs and overall costs associated with the delivery of services. We believe that IP networks are conducive to lowering delivery costs in that they can easily be scaled to provide a multitude of services and applications that can be bundled for sale to interactive broadband consumers.

Convergence has caused the telecommunications industry to expand its traditional focus by offering services to compete within the boundaries of cable and satellite service. Telecommunications operators are now diversifying their service offerings with local exchange, long-distance telephone, wireless, high-speed Internet and Internet video-on-demand services to remain competitive. At the same time, cable companies have been upgrading their digital networks with capacity to carry larger quantities of data at faster rates that allow them to offer additional services such as voice and video-on-demand. As a result, once disparate industries are now competing head-to-head by rapidly rolling out overlapping services and applications to capture and keep their valuable subscribers.

We believe that broadband Internet and wireless technologies will elicit new spending that will account for a large portion of the total growth in the industry.

The growth in interactive advertising, and the increasing transition of males aged 13 to 24 to the Internet as a source of entertainment has solidified the attractiveness of broadband distribution opportunities.

Our Products and Technologies
-----------------------------

Our suite of software products addresses five growing concerns in the industry:

1. The inability of current security systems used in digital media distribution to effectively protect or maintain the streaming quality of media as it is delivered through the Internet to televisions and PC's;

2. The inability of current media management and distribution systems to accurately account for proper usage and other consumer behavioral information as digital media is distributed by service providers to their consumers;

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

Our Target Primary Customers
----------------------------

We believe that customers for our products and services will include owners of entertainment and/or advertising content as well as the retail distributors of this content, multiple service operators that sell direct to the consumer. Multiple service operators include broadband Internet service providers, telephone and satellite companies. There are potentially thousands of entertainment and advertising content owners around the world who can use our products and services. We are not bound by geographical restraints in the selling of our products and services. The market for retail distributors, while considerably smaller and defined by geography, is nonetheless a substantial market that is seeking competitive differentiators to sell value-added services to consumers. We believe that our products and services meet the demands of both market segments, and therefore, we will not depend upon one or a few major customers.

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

- Independent broadband high-speed Internet service providers that provide Internet services and digital storage facilities; and

- Medium to large retail merchandising companies wishing to extend sales channels and offer direct interactive commerce to consumers over a broadband operator's network.

Marketing
---------

Our business focus is to provide our iWave Interactive consumer distribution and advanced royalty management software platforms as a backbone to the video on-demand and interactive Internet environment of regional telecommunication companies. In addition, we seek to address, within its technological design, the ability to integrate with Internet Protocol Television (IPTV) as part of an integrated service offering for customers of those regional telecommunication companies.

We intend to market our technologies and services through:

- An enhanced partnership program through regional telecommunication companies;

- Through third-party hardware providers and partnerships as part of the service offering of those hardware companies; and

- Through re-sale networks primarily consisting of Internet service providers.

We intend to sell our systems in complete turn-key end-to-end systems or as independent systems to our various customer segments. Although each customer segment is independent of each other, we believe that our iWave system would integrate each segment toward a single or multiple service provider system that serves a large consumer base connected to the Internet.

We do not carry inventory for our iWave systems but rather intend to build each iWave system according to our client's requirements once we have been engaged to provide them with an interactive on-demand solution for their Internet services. In addition, we do not intend to carry inventory with respect to hardware provided by resale partnerships in order to offer their products to our customer base.

Our Business Model
------------------

We seek to generate revenue from three primary sources:

- The sale and licensing of our software products to our target primary customer segments, including entertainment content owners, advertising firms, regional telecommunications companies, network management firms, Internet service providers and retail merchants;

- The re-sale of hardware component products provided by third-party partners including server manufactures, set-top box manufactures and other IP-based consumer electronic products manufactured for converging regional telecommunications markets; and

- Revenue sharing with technology re-seller and joint-venture partners, such as content distribution firms, network management firms and Internet service providers.

According to our business plan, revenue will come principally from the sale, re-sale or partnered deployment of the following lines of our products:

- iWave Interactive Service Provider Systems, a PC or IPTV-based video on-demand content, advertising and merchandise catalogue receiving, distribution and royalty management system for service providers;

- iWave Interactive Content Provider Systems, a PC or IPTV-based video on-demand content catalogue placement, distribution and royalty management system for content owners and distributors;

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

PROPRIETARY TECHNOLOGIES
------------------------

 NS8 Corporation has three U.S. patent pending applications and two Patent Cooperation Treaty (PCT) applications pending with the United States Patent and Trademark Office:

-  U.S. Patent  Application  filed on February 4, 2004 for "Method and Apparatus
   For  Converting   Objects  Between  Weakly  And  Strongly  Typed  Programming
   Frameworks;"

-  U.S. Patent  Application  filed on February 4, 2004 for "Method and Apparatus
   For  Presenting   Multimedia   Content  And  For  Facilitating   Third  Party
   Representation Of An Object"; and

- Patent Cooperation Treaty Application filed on February 4, 2004 for "Method and Apparatus For Converting Objects Between Weakly And Strongly Typed Programming Frameworks".

These applications claim priority to U.S. Provisional Patent Application No. 60/444,672, filed by CanOnline on February 4, 2003, titled "Method and Apparatus for Facilitating Third Party Representation Of An Object," which is incorporated in its entirety in the new filings:

   - U.S. Patent Application filed on July 16, 2005 for: "Method and System for Managing the Authorized Use of Digital Works"; and
   - Patent Cooperation Treaty Application filed on July 16, 2005 for: "Method and System for Managing the Authorized Use of Digital Works."

These application claim priority to U.S. Provisional Patent Application filed with the United States Patent and Trademark Office, on July 16, 2004 for "Method and System for Managing the Authorized Use of Digital Works."

These patent applications include over 16 technologies within the areas of non-resident software systems; automated coding architecture; digital media formatting, filtering, conversion and distribution technologies; encrypted signatures, processing, sampling, royalty and encoding methods; secure communications and collaboration systems; and business processes.

None of the above-mentioned patent applications have been granted, or rejected, at this time.

NS8 Corporation has also filed several trademarks in the United States and international territories in an attempt to protect our intellectual property as part of our internal IP program, which includes patents, trademarks, copyrights, and maintaining certain technologies as trade secrets.

TRADEMARKS
----------

Certificate of Registration of Trade-mark No. 1181601 was issued by the Register of Trade-marks of Canada certifying that the trade-mark "CANONLINE" has been registered in Canada to CanOnline Global Media, Inc. on September 13, 2005 under registration number TMA647,899. In accordance with the provisions of the Trade-marks Act of Canada, this trade-mark is subject to renewal every 15 years from the registration date.

On April 30, 2004, CanOnline filed an application for the trademark "SPI" with the United States Patent and Trademark Office. On June 1, 2004, CanOnline filed applications for two classes for the trademark "NS8" with the United States Patent and Trademark Office. On July 26, 2004, CanOnline filed two new applications for the registration of the trademarks "SECURITY PROTOCOL INTEGRATION" and "SECURE DIGITAL CONTENT DISTRIBUTION" with the United States Patent and Trademark Office. On December 13, 2005, Certificate of Registration No. 3,027,246 was issued by the United States Patent and Trademark Office to CanOnline Global Media, Inc. certifying that the trademark "NS8" has been registered in the United States. .

During 2004, we also initiated applications, through CanOnline, to file the "NS8" trademark in Canada, China, the European Community and Japan, including:

- The application for registration of the "NS8" trademark in Canada was filed, with a priority claim, on November 30, 2004;

- Separate trademark applications filed in China in Classes 9 and 42, with priority claims, on November 29, 2004;

- The "NS8" trademark application filed in the European Community in Classes 9 and 42, with a priority claim, on December 1, 2004; and

- The "NS8" mark and logo filed as a composite mark in Classes 9 and 42 in Japan on December 1, 2004.

None of these applications have been granted, or rejected, at this time with the exception of the trade-mark "CANONLINE" that has been granted and registered in Canada and the trademark "NS8" that has been registered in the United States. We are currently pursuing the filing of other trademarks with the United States Patent and Trademark Office in relation to the development of its products and marketing initiatives.

COMPETITION
-----------

Our products and technologies are part of a highly competitive marketplace covering the end-to-end delivery system of content from the content owner to the consumer. Within this delivery system, we compete in four primary areas. Each area contains multiple competitors including well-established companies such as Microsoft Corporation, Sony Corporation and Motorola, Inc., as well as medium-sized and start-up companies.

- Content Aggregation. Content aggregators gather content from multiple producers or owners for further distribution to the market. Primary competitors in this area include TVN Entertainment Corporation and iN DEMAND L.L.C., who aggregate content for existing video on-demand deployments. Starz Entertainment Group L.L.C. also offers aggregated programming obtained from major Hollywood studios.

- Digital Rights Management ("DRM"). DRM allows a vendor to control and restrict use of digital content as specified by the vendor. Typically the content is a copyrighted work to which the vendor holds specific rights.

Cable-based multiple service operators have relied primarily on set-top boxes with integrated conditional access systems to control digital rights for their content-on-demand services. The leading providers of set-top boxes are Motorola, Inc. and Scientific-Atlanta, Inc. Other companies offering DRM technologies to control distribution of digital content on-demand include Nagravision S.A., NDS Group Plc., and Widevine Technologies, Inc.

- Middleware and Electronic Program Guides ("EPG"). Most of the established and larger video server companies offer accompanying delivery management, back-office, and usage reporting software as part of their end-to-end video delivery system package. nCube Corporation licenses its office support software to third parties. Other widely deployed middleware/EPG system vendors include Microsoft Corporation (TV Foundation), Myrio Corporation, Minerva Networks, Inc., OpenTV Corporation, NDS Group Plc. and GemStar-TV Guide International, Inc.

Some competitors specialize within one or two specific areas, while others partner with other complimentary specialists and offer a complete solution to multiple service operators. This market sector has attracted top level technology providers because DRM and server-based software is the cornerstone of delivering digital content on-demand.

GOVERNMENT REGULATION
---------------------

The market for video on-demand and other Internet-related business solutions is evolving. We anticipate that certain countries will be establishing new regulatory bodies and policies that might have an impact on current telecommunication policies generally and possibly in the new industry sector where we intend to operate. As an example, the U.S. Congress enacted the Digital Millennium Copyright Act in 1998 addressing the impact of new digital technologies on the distribution of content and related copyright infringement issues. Since December 1992, the U.K. government has been working on a Video-On-Demand Code of Practice to ensure there is adequate protection for users through self-regulatory processes. Similar initiatives have been pursued in Honk Kong since 1996. It is possible that similar practices might be adopted in various countries where we might operate. It is not possible at this time to properly evaluate the likely impact of any such governmental initiatives. However, due to the high degree of flexibility and scalability of our technologies, we do not anticipate that we will experience major problems in adapting our technologies and business practices to future government or industry regulations.

RESEARCH AND DEVELOPMENT
------------------------

We expense all costs as incurred for research and development activities. For the years ended December 31, 2005 and 2004, the research and development costs were $785,012 and $1,079,824, respectively.

EMPLOYEES
---------

As of December 31, 2005, we had 28 full-time employees, engaged in Operations, Marketing, Sales, and Research and Development. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, we cannot assure you that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

ezTel/LDBS Transaction
----------------------

On February 10, 2005, we entered into an Option Agreement with ezTel, LLC ("ezTel") pursuant to which we were granted an option to purchase 100% of all equity, membership and ownership interests in ezTel for $1,500,000. ezTel and its subsidiaries provide discount long-distance telephone services and wireless broadband Internet services. On July 30, 2002, ezTel and several of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. EzTel's bankruptcy proceeding is ongoing. The option to acquire ezTel was exercisable at our sole discretion, subject to confirmation of the Option Agreement by the Bankruptcy Court and confirmation of a revised Plan of Reorganization by the Bankruptcy Court in a final, non-appealable order.

As consideration for the Option Agreement, we advanced a $200,000 term loan to Long Distance Billing Services, Inc. ("LDBS"), a wholly-owned subsidiary of ezTel. The term loan was due August 1, 2005. If we had chosen to acquire ezTel, ezTel was to first repay to us the amount of the term loan to LDBS plus all accrued interest. The term loan was evidenced by a promissory note, a Deed of Covenants and secured by a Security Agreement charging substantially all of the assets of LDBS. On February 22, 2005 LDBS filed for protection under Chapter 11 of the Bankruptcy Code. During the year the Company was able to collect $150,000 of the note receivable.
 Subsequent to the year end, the Company received an additional payment of $25,000. The Company has recorded a provision of $25,000 as a bad debt for the remaining balance of the promissory note that has been determined as uncollectible.

RISK FACTORS
------------

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

WE HAVE HAD NO PROFITS AND INSIGNIFICANT REVENUES SINCE INCEPTION

We are a development stage company and have had no profits and insignificant revenues since commencement of operations in March, 2000. For the years ended December 31, 2005, December 31, 2004 and 2003, the Company experienced a net loss of $6,587,391, $6,093,038 and $3,925,394, respectively. Our deficit accumulated during the development stage was $18,155,518 at of December 31, 2005. Future losses are likely to occur, as we depend on spending money to pay for our operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Reports of Independent Registered Public Accounting Firms included in our audited financial statements for the years ended December 31, 2005 and 2004 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK

As of December 31, 2005, the date of our most recent audited financial statements, we had a working capital deficit of $4,366,072, which means that our current liabilities as of that date exceeded our current assets by $4,366,072. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. We had insufficient working capital meaning our current assets were insufficient to satisfy all of our current liabilities on December 31, 2005. However, our ongoing operations must begin to provide sufficient profitability to improve our working capital position. If we are unable to become profitable we may have to raise capital or debt to fund the operations or curtail future plans.

OUR OBLIGATIONS UNDER THE SECURED CONVERTIBLE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS

Our obligations under the secured convertible debentures which we issued to Cornell Capital Partners LP are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell Capital Partners LP could foreclose its security interest and liquidate all of our assets. This would cause us to cease operations.

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

Our success depends upon our proprietary technology. We rely on a combination of patent pending, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. To date, we have filed three U.S. patent applications and two Patent Cooperation Treaty applications with the U.S. Patent and Trademark Office, and the trademark applications all as described above in the Proprietary Technologies section. As of this date the trademark "CANOLINE" was granted in Canada and the trademark "NS8" was granted in the United States. None of the other trademark applications have been granted or rejected as of this date. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not be granted or provide a competitive advantage to us. In addition, third parties could copy or develop similar technology independently. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK.

Prior to the date of this prospectus, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact stockholders' ability to sell shares of our common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. This classification may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

o  With a price of less than $5.00 per share;

o  That are not traded on a "recognized" national exchange;

o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our main office is located in Seattle, Washington. Our research and development activities and some administrative functions are located in Vancouver, British Columbia, Canada. We do not own any real property. The following table presents certain information about our leased properties:


Location                         Square Feet           Use               Monthly Rent          Lease Expiration Date
--------                         -----------        --------             ------------          ---------------------
1311 Howe Street                    4,905           Research and            $11,877              November 30, 2006
Suite 700                                         development and         (Canadian)
Vancouver, B.C.                                administrative offices
Canada

1420 Fifth Avenue, 22nd Floor        140           Administrative           $1,679                August 31, 2006
Seattle, Washington 98101                             offices


We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although we cannot assure you that we will be able to do so.

INSURANCE
---------

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

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2005, shareholders holding a majority of the outstanding shares entitled to vote consented to the amendment of the Company's Certificate of Incorporation, increasing the Company's authorized share capital from 500,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share to 750,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share. Shareholders holding 71,819,487 outstanding shares consented to the amendment of the Company Certificate of Incorporation and consents were not received from shareholders holding 42,232,231 shares (including unconverted CGMI shares).

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

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


Year Ending December 31, 2004               High Bid          Low Bid
First quarter                               $1.70             $1.04
Second quarter                              $1.38             $0.97
Third quarter                               $1.10             $0.83
Fourth quarter                              $1.14             $0.46

Year Ending December 31, 2005               High Bid          Low Bid
First Quarter                               $0.46             $0.09
Second Quarter                              $0.38             $0.07
Third Quarter                               $0.21             $0.10
Fourth Quarter                              $0.11             $0.04

Our common stock had a 10 for 1 forward stock split on October 24, 2003.

On March 31, 2006, the closing bid price for our common stock was $0.11.

HOLDERS
-------

There are approximately 123 record holders of NS8 common equity and 20 holders of unconverted CGMI common equity as of December 31, 2005.

EQUITY COMPENSATION PLANS
-------------------------

On June 29, 2001, we adopted the 2001 Stock Option Plan. On February 4, 2004, we adopted the 2004 NS8 Corporation Employee Stock Option Plan. In March, 2005, the 2004 Stock Option Plan (the "Plan") was amended to incorporate a Stock Option Exercise Contract, providing a standard form to permit optionees to exercise vested options under the Plan and to clarify vesting provisions under the Plan. The Stock Option Exercise Contract will be provided to each optionee upon each new grant of options under the Plan. We currently are not issuing any stock options under the 2004 Stock Option Plan. We do not have any other equity compensation plans as of the date of this report.

DIVIDENDS
---------

As of the date of this report, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock. In addition, the secured convertible debentures we issued to Cornell Capital Partners LP prohibit the payment of dividends on our common stock without the prior written consent of the secured party to those debentures.

UNREGISTERED ISSUANCES OF EQUITY SECURITIES
-------------------------------------------

On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced the promissory notes discussed above. The debenture had a principal balance of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company. These debentures will collectively be the "November Debentures." The November Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share.

The Company entered into another promissory note agreement on June 9, 2005 for principal of $500,000, bearing interest at 12% per annum with a maturity date of March 1, 2006.

During the year ended December 31, 2005, the Company completed the following transactions:

     o The Company issued 6,451,704 shares of common stock for cash totaling $670,398.

     o The Company issued 8,940,724 shares of common stock to Cornell Capital for the conversion of promissory notes payable in the amount of $1,400,000.

     o The Company issued 8,680,187 shares of common stock to Cornell Capital for the conversion of convertible debentures in the amount of $524,900. In connection with the conversion of convertible debentures, $149,971 of the derivative liability related to the conversion feature was recorded as additional paid-in capital (see Note 7).

     o During the year one of the Company's officers contributed capital of $34,386.

     o The Company recorded expense and additional paid-in capital of $2,500 related to stock options granted at an exercise price less than the fair market price on that date to employees.

During 2005, the Company issued 11,317,875 options to purchase common shares to certain of employees and consultants. The options had a weighted average excercise price of $0.09 and expire through October 2010.


All offers and sales of our  securities  described  above were made  pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

We adopted our 2001 Stock Option Plan on June 29, 2001 authorizing 5,000,000 shares under the plan. We have not issued any options or rights under this plan.

We adopted our 2004 Stock Option Plan in February 2004, authorizing 30,000,000 shares under the plan. During 2005, we issued 4,867,875 options to purchase common shares under the plan to certain of our employees and consultants. None of these options have been exercised and 2,973,750 have been cancelled as a result of employment terminations. The balance of the options outstanding as of December 31, 2005 is 16,551,625 options under the 2004 Stock Option Plan and 14,886,702 options outside of the 2004 Stock Option Plan.

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.


                                                                                                 NUMBER OF
                                                                                                 SECURITIES
                                                                                                 REMAINING
                                                                                                 AVAILABLE FOR
                                             NUMBER OF                                           FUTURE ISSUANCE
                                             SECURITIES TO                                       UNDER EQUITY
                                             BE ISSUED UPON            WEIGHTED-AVERAGE          COMPENSATION
                                             EXERCISE OF               EXERCISE PRICE            PLANS
                                             OUTSTANDING               OF OUTSTANDING            (EXCLUDING
                                             OPTIONS,                  OPTIONS,                  SECURITIES
                                             WARRANTS AND              WARRANTS AND              REFLECTED IN
                                             RIGHTS                    RIGHTS                    COLUMN (A))
                                               (A)                       (B)                        (C)
Equity compensation plans
approved by security holders(1)             16,551,625                 $0.38                     13,448,375

Equity compensation plans not
approved by security holders                47,598,703                 $0.18                      N/A

TOTAL                                       64,150,328                 $0.20                     13,448,375
                                            ===============            ===============           ================

(1) Includes the Company's 2001 Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview
-----------------

We are a development stage company focused on the development and marketing of software-based technology products and related services for the delivery of on-demand media content over the internet. Our software solutions are designed for:

      o the distribution of on-demand content through the internet to personal computing ("PC") devices, set-top boxes for television, and portable media devices, such as video-enabled cellular phones,
      o the placement of advertising in conjunction with the delivery of other digital media content,
      o  the use of on-demand internet video for retail sales applications,
      o  the distribution of digital movies or other content to theatres,
      o  the distribution of digital music over the internet, and
      o the electronic archiving and publishing of digital content for use in a secure environment.

In 2005, we began to see increased commercial interest and customer opportunities with the introduction of our iWave Interactive Services ("iWave") using two distinct business models: (A) the commercial customer model, in which we license iWave technology products and related services to telecommunication companies and provide them with the necessary tools and support so they can fully manage the iWave platform and expand their entertainment service offering through their established networks and customer base; and (B) direct-to-consumer partnerships, which are NS8-managed iWave deployments in which we partner with medium (50,000 or greater consumers) to large (500,000 or greater consumers) Internet Service Providers (ISPs) to expand their consumer service offerings and deploy our iWave system to the end customer.

To complement our technology offerings, we continue to establish commercial relationships with content owners in order to obtain the rights to distribute their catalogues of content. This strategy facilitates iWave platform adoption by offering our prospective clients the benefit of having immediate access to content for their licensed platforms. This provides our customers with an immediate turn-key solution that permits them to attend to the demands of their customer base for new services while it also helps them avoid the lengthy approval process of securing the licenses to distribute content by themselves.

As an example, in the first quarter of 2006, we obtained the license through Acme Mobile Pte. Ltd. of Singapore, to reproduce, digitize and broadcast mobile entertainment content such as games, images, karaoke's and other applications on our own website and on mobile phones in Thailand, Singapore, Australia, New Zealand, Taiwan, Hong Kong and the Philippines. We intend to sell the content to consumers in those countries and to share the revenue derived from the sale of that content with the content provider.

Our highest priority remains the pursuit of the penetration of markets for our products generally and the adoption of iWave for both PC and non-PC markets specifically. Part of our overall growth strategy is to leverage the iWave services and technologies that we have built and positioned in the international markets, particularly in the United States and international markets, particularly in the Asia-Pacific region.

While the broadband entertainment business environment has improved compared to prior years, the budgets of potential customers have tightened. Our strategic vision is to provide customers with solutions that provide access to content - video, audio, games, graphics - and enhanced user experiences through a format-agnostic integrated platform. As our technologies have evolved, our definition of integrated platform now includes managing and distributing content through a single solution and user interface not only to PC's but also to non-PC devices such as set-top-boxes (STB), and mobile hand-held devices. The iWave integrated platform solution has been designed and developed to be compelling to prospective clients concerned with their spending and maximizing the return on their investment. iWave's cost-effective business models and integration processes avoid the prohibitive costs and challenges of having to integrate several technological solutions, a variety of vendors and expensive hardware replacements for our customers' intended "on demand" offerings.

Plan of Operations
------------------

During the year ended December 31, 2005, we continued to focus on completing, refining and preparing our software-related services and technologies toward a competitive, cost-efficient iWave product line. During 2005, we substantially completed the iWave-PC product line and began seeking content for delivery to consumers who will be utilizing iWave. We have limited content available on
iWave for consumers. We believe that it is essential to obtain additional content for iWave during 2006. In addition, our business model requires that in order for us to achieve market penetration we must partner with telecommunication companies and Internet Service Providers to enable large deployments of our iWave technology. We have formed working partnerships and intend to focus on the development of our strategic relationships in 2006.

During fiscal years 2004 and 2005, we observed the strengthening of several key market indicators which we believe will have an impact on the anticipated demand for our products and services. These include the expansion of the market for multimedia and enhanced on-demand service offerings through broadband networks, the growth in the number of broadband subscribers, the growth in the amount of on-line entertainment offerings, the increase in the amount of on-line advertising spending, and the broad indicators of the current amount of spending in information technology (IT) in our industry sector.

We are committed to ensuring that our emerging clients are provided with the tools and software to take advantage of the broader and growing broadband PC and non-PC environment utilizing our iWave platform. We will implement this strategy by delivering a platform that supports industry standards and can be deployed in multiple environments. We market and license our products and services directly using our expanding sales force, through strategic alliances and partnerships, and through our websites. We plan to continue to enhance and improve the integrated platform and inherent workflow proposition of our iWave platform to meet the evolving needs of telecommunication companies, ISPs, and the general consumer in order to drive the adoption of our products and services.

During 2006, we intend to maintain the current number of employees involved in research and development and general administration and operations. Beginning in the second quarter of 2006, we plan to hire up to 10 additional employees to focus on sales and marketing. If the sales for our products steadily increase, we will hire additional employees in our operations department to support our sales growth.

Research and Development
------------------------

We believe that over the last few years, and particularly during the 2005 fiscal year, we have laid a foundation for the successful long term growth of our technology and our business. Our goal was to provide the best integrated platform for the broadband distribution and commercialization of content - the most advanced, easiest to deploy and manage, and most secure - with the lowest cost of ownership. We continue to strive to achieve our goal through iWave's technical and engineering innovation. iWave is currently undergoing final Beta testing and we intend to initiate commercial deployments during second quarter 2006.

During 2005, research and product development efforts were primarily directed at completing modifications of our iWave product line and refining the consumer experience enhancements of iWave. We conducted, and continue to conduct, consumer feedback tests of our iWave product line and as a result, we expanded the capabilities of our technologies which enabled us to enhance and streamline the distribution, management and consumer experience features of our product line for the entertainment broadband market. We further improved and streamlined our production development processes, which has increased our product quality. The overall streamlining of our iWave product line has enabled us to reduce our product versioning costs for when we upgrade our commercial customers. These improvements have given us the ability to rapidly adjust our products for changes in our competitive market.

During 2006, we plan to continue to invest in research and development relating to the consumer functionality, commercial security and economic business value of our iWave Interactive platform. We also plan to invest in extensive research and development activities in the areas of mobile media distribution, portable game and music accessory integration and streamlining of our iWave for wireless delivery environments such as open WiFi, 3G and other non-residential public networks.

Critical Accounting Policies and Estimates
------------------------------------------

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 3, "Summary of Significant Accounting Policies" of our Consolidated Financial Statements.

Software Development Costs
--------------------------

Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we will capitalize internally developed software and software purchased from third parties when the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs will be amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we will evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value will be written off. At December 31, 2005, all costs incurred to internally develop our software had been expensed.

Accounting for Derivative Instruments
-------------------------------------

In connection with the issuance of certain convertible debentures in May and June 2004 and November 2005, the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

Stock-Based Compensation.
------------------------

To date, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our consolidated financial statements included herein, we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, or EITF 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at the time using cost, market or income approaches to such valuations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment. This Statement is a revision of SFAS No. 123, amends SFAS No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize in their income statement stock compensation expense for awards (with limited exceptions) based on their fair value. In addition, SFAS No. 123(R) requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. SFAS No. 123(R) is effective for us commencing January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date.

SFAS No. 123(R) permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective approach using the Black-Scholes option-pricing model. Uncertainties, including the number of stock option grants, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine the stock-based compensation expense that we will incur for 2006.

Income Taxes
------------

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.


RESULTS OF OPERATIONS
---------------------

Research and development expenses for the 2005 Period, decreased by 27% to $785,012 from $1,079,824 in the year ended December 31, 2004. During the 2005 Period, we employed an average of 15 employees for research and development compared to 19 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $771,192 compared to $925,014 during the 2004 Period. The total research and development expense incurred during the 2005 fiscal year represents approximately 13% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $13,820 of this amount was spent on equipment relating to research and development activities as compared to the 2004 Period, when we spent $143,543 on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period significantly decreased to $6,913,399 from $8,323,294 during the 2004 Period. The major components of the decrease in our general and administrative expenses for the 2005 Period were: $561,670, or a 17% decrease in consulting fees and compensation charges related to warrants granted by virtue of related advisory agreements; $760,855, or a 53% decrease in professional fees; $477,259, or a 23.7% decrease, in employee compensation; $220,983, or a 36% decrease, in advertising, promotion and consulting; and $94,522, or a 34% decrease,, in travel expense.

During the 2005 Period, we employed approximately 11 employees for general and administrative activities, compared to 16 employees in the 2004 Period. Due to staff reduction in each of the following areas: Executives, Operations, Sales and Marketing, employee compensation expense decreased from $2,014,768 in the 2004 Period to $1,537,508 in the 2005 Period. During the 2004 Period, we hired a public relations firm, marketing company and various consultants to develop marketing strategies, along with operations and business strategies and granted options or warrants as specified in their consulting agreements. Conversely, during the 2005 Period, we substantially reduced the number of consultants who received higher rates of compensation or failed to achieve the performance goals set for them by management. As a result, the advertising, promotion and consulting expenses for the 2005 Period were lower by $220,982 or 36% compared to $618,172 in the 2004 Period. Travel expenses for the 2005 Period were $182,622 compared to $277,144 in the 2004 Period. Fees for professional services in the 2005 Period were $667,035, approximately $760,855 lower than for the 2004 Period. This difference in professional fees primarily results from lower finance charges associated with our debt and equity arrangements. Our legal and accounting fees for the 2005 Period were $288,675 and $206,608, respectively, compared to $410,613 and $152,276 in the 2004 Period.

We had no  sales  from  continuing  operations  in the 2004  Period  or the 2005
Period.

Interest expense for the 2005 Period increased by 102.5% to $688,855 from $359,069 for the 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.

During the years ended December 31, 2005 and 2004, the Company recognized other income of $4,148,850 and $3,688,882 related to recording the derivative liability at fair value. At December 31, 2005, the derivative liability balance is $3,312,746.

During the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $2,250,000 related to the value of the warrants issued in connection with the November Debentures.

As a result of the foregoing, we incurred a net loss of $6,587,391, or $0.07 per share, during the 2005 Period, as compared to a net loss of $6,093,038, or $0.07 per share, during the 2004 Period.

Liquidity and Capital Resources
-------------------------------

We have financed our research and development activities to date with proceeds from the sale of our common stock, proceeds from the sale of convertible debentures and loans from our officers and shareholders. The following table sets forth the amount of funds we received from these sources for the periods indicated:


                                                                Year ended December     Year ended December
                                                                      31, 2005               31, 2004
      -------------------------------------------------------- ----------------------- ----------------------
      Sale of common stock                                            $670,400               $400,000
      -------------------------------------------------------- ----------------------- ----------------------
      Sale of convertible debentures                                 $1,000,000             $1,500,000
      -------------------------------------------------------- ----------------------- ----------------------
      Proceeds from committed stock on conversion of                                        $2,500,000
      promissory note
      -------------------------------------------------------- ----------------------- ----------------------
      Loans and contributions from officers and shareholders         $1,134,752             $1,645,000
      -------------------------------------------------------- ----------------------- ----------------------
      Short term loans                                                $175,000               $100,000
      -------------------------------------------------------- ----------------------- ----------------------

We have suffered recurring losses from operations and have a deficit accumulated during the development stage of $18,155,518 at December 31, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

FINANCING ACTIVITIES
--------------------

Our financing activities in the 2005 Period consisted of loans and the sale of secured convertible debentures.

During 2005, we received loans from various parties, including:

      o On June 9, 2005, we delivered a Promissory Note to Cornell Capital in relation to a loan received from Cornell Capital in the amount of $500,000. The principal amount of the loan and accrued interest were paid out of the proceeds of the 2005 debentures issued to Cornell Capital on November 14, 2005. The loan had an interest rate of 12% per annum.

      o On November 14, 2005, we closed on the sale of secured convertible debentures to Cornell Capital Partners, LP (Cornell Capital) in the amounts of $1,863,430 and $500,000, respectively. Of the approximately $2,363,430 aggregate principal amount of debentures, approximately $1.86 million was comprised of principal and accrued interest in connection with two promissory notes issued by the Company to Cornell Capital on May 27, 2005 and on June 9, 2005, respectively. A third secured convertible debenture transaction was closed on December 8, 2005 for the principal amount of $500,000. We are also expecting to close a fourth convertible debenture transaction in the principal amount of $300,000 once the Form SB-2 registration statement filed on December 12, 2005, as amended, is declared effective by the SEC. The debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at a price equal to the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. We have also issued warrants to Cornell Capital to purchase an aggregate total of 25,000,000 common shares, as follows: 5,000,000 shares of common stock at an exercise price of $0.075 per share; 10,000,000 shares of common stock at an exercise price of $0.06 per share; and 10,000,000 shares of common stock at an exercise price of $0.05 per share

On December 9, 2005 a Certificate of Amendment of Articles was filed with the Secretary of State for the State of Delaware increasing the Company's authorized share capital from 500,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share to 750,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share.

As described in Note 15 to the consolidated financial statements, we have raised approximately $695,000, from the issuance or promissory notes during the period from January 1, 2006 through February 28, 2006. We believe that these funds, together with our cash on hand at December 31, 2005, will be sufficient to fund operations through April 30, 2006. Our current capital resources will enable us to fund a period of planned operations of less than 12 months, and we project that the estimated amount of additional funds that we will need to obtain for us to operate for a minimum period of 12 months from March 31, 2006 to March 31, 2007 is $5,300,000. Our ability to meet operating and capital requirements depends upon financing from external sources, and our ability to generate revenues from the core technologies we have developed. We cannot assure you that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current financial resources available to us.

We are seeking additional debt financing to replace less favorable existing debt financing. In addition, we may also attract new equity financing to fund our operations and possibly retire some of our existing debt financing. We hope that during the next 12 months we will be able to expand our commercial activities and generate revenues from the commercial exploitation of our technological products and services. However, we have not had any revenue from our products and services as of December 31, 2005.

The rate at which we used funds in our operations as of December 31, 2005, is $365,000 per month.

We elected not to renew one of our office leases in Vancouver, British Columbia resulting in a reduction of 900 square feet in office space and a reduction of CDN $2,017.50 per month associated with our Vancouver office space rent. In addition, we are seeking to sublet our entire Seattle, Washington office space of 4,599 square feet in area, and we plan to relocate some of our Seattle operations to more affordable and smaller office space in Los Angeles, California.

We have substantially reduced the compensation of our senior management from a total of $106,000 per month at December 31, 2004 to $42,500 per month at December 31, 2005.

We estimate that our monthly operating costs during 2006, which includes our 2006 expansion of commercial activities, will increase to approximately $470,000 per month.

If we are unable to generate revenue during 2006 and we do not receive sufficient capital from financing activities in a timely manner, we may be forced to significantly curtail, or cease, our operations. Moreover, if we do not receive $ 1,345,000 from either financing activities or generation of revenue during the first quarter of 2006, we will continue to be in default on Aton Select Fund Limited note in the amount of $100,000 and will default on $150,000 of outstanding note due to Swiss Overseas Finance Company Ltd. We plan to request the extension of the maturity of our outstanding debt due in the first and second quarters of 2006; however, should we fail, we may be subject to an involuntary bankruptcy or our creditors may foreclose on their security interest in our company. If the creditors foreclose upon their security interest in our company, our common shares would likely lose all of their value.

In addition, our management's strategy to address the $4.5 million of current liabilities reflected on the balance sheet of December 31, 2005, during the next 12 months includes, among other things, our plan to actively seek alternative and more favorable short and long-term debt and equity financing and to effect a re-organization of our current financing arrangements and liabilities. We are actively engaged in this process at this time.

The imbalance between our current assets and current liabilities has had and will have the following effect on our operations: it has made it difficult for us to obtain more beneficial financing arrangements with financing partners who are more supportive of our corporate and commercial goals and efforts; it has made it more difficult for us to attract and encourage equity investment; and it has made it more difficult and even interfered to some extent with our ability to enter into operational commercial agreements with certain major companies and to attract commercial partners and customers due to our financial position and their perception of our ability to perform due to our financial circumstances.

The following table sets forth certain information concerning our contractual obligations and other commercial commitments as of December 31, 2005:

                                                                     Payments due by Period
                                                                     ----------------------
                                                                Less than 1                                  After 5
                                                   Total           year         1-3 years     4-5 years       years
                                                  ------        ----------      ---------    ----------     ----------
Contractual Obligations:

Short-Term Loans                                $    500,000    $    500,000    $       -    $        -    $        -

Loans from officers/ shareholders, net             1,710,366       1,710,366            -             -             -

Convertible Debenture, net                         3,838,530              -      3,838,530            -             -

Capital Lease Obligations                              5,334           5,334            -             -             -


Operating Leases                                     309,873         211,113        98,760            -             -
Committed Stock on Conversion of Promissory
Note                                                      -               -             -             -             -

Unconditional Purchase Obligations                        -               -             -             -             -

Other Long-Term Obligations                               -               -             -             -             -
                                                -------------- -------------- -------------  -------------  ------------

Total Contractual Cash Obligations              $  6,364,103    $  2,426,813  $  3,937,290   $        -    $        -
                                                =============   ============= =============  ============= =============


ITEM 7.  FINANCIAL STATEMENTS

The  financial   statements  and  supplementary   data  are  included  beginning
immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2006, our Board of Directors accepted the resignation of our independent auditors, Singer Lewak Greenbaum & Goldstein LLP ("SLGG"), who audited our financial statements for the two most recent fiscal years ended December 31, 2004 and 2003.

The reports of SLGG on our financial statements as of and for the fiscal years ended December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for modifications to include explanatory paragraphs that contained expressions of substantial doubt regarding our ability to continue as a going concern.

During our fiscal years ended December 31, 2004 and 2003 and subsequent interim period preceding the resignation of SLGG, there were no disagreements between us and SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of the disagreements in connection with its audit reports on our consolidated financial statements.

During the two most recent fiscal years ended December 31, 2004 and 2003, and during the interim period up through March 1, 2006, there were (i) no disagreements between us and SLGG on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure and
(ii) no  reportable  events as such term is defined by paragraph  (a)(1)(iv)  of
Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B").

Effective March 1, 2006, we, upon the recommendation of management and our Board of Directors, engaged Corbin & Company LLP as our independent registered accounting firm to audit our financial statements. In the two fiscal years ended December 31, 2004 and 2003 and during the interim period from that date to March 1, 2006, NS8 did not consult Corbin & Company LLP on any matter.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

After we filed our Quarterly Report on Form 10-QSB for the period ended September 30, 2005, we were advised by SLGG of certain inadvertent inaccuracies in its unaudited financial statements included in the Form 10-QSB for the period ended September 30, 2005. The inadvertent inaccuracies were caused by calculation errors, rounding errors and transcription errors.

In connection with the audit of our 2005 consolidated financial statements, we discovered certain inaccuracies in our audited financial statements included in the Form 10-KSB for the year ended December 31, 2004. The inadvertent inaccuracies were caused by not properly accounting for certain embedded derivatives in certain of our convertible debentures.

We determined that the above errors were material and required restatement of the previously issued Quarterly Report on Form 10-QSB for the period ended September 30, 2005 and our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Subsequent to our decision to restate our unaudited and audited financial statements, we reevaluated our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that these controls were not effective as of December 31, 2004 and September 30, 2005.

We are continuing to make changes in our internal controls to correct the deficiency that existed at September 30, 2005. However, that deficiency continued to exist at December 31, 2005, and our Chief Executive Officer and Chief Financial Officer have determined that information is not accumulated and communicated to management to allow timely decisions regarding required disclosures. As a result, it was necessary for us to seek an extension for the filing of this annual report.


In January, 2006, we enhanced our internal accounting staff by hiring more senior, experienced personnel and on February 16, 2006, we retained an outside accounting firm to assist our inside accounting staff in the preparation of our financial statements. On March 1, 2006, we engaged Corbin & Company LLP as our independent registered accounting firm to audit our financial statements for the fiscal year ended December 31, 2005.

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

Our executive officers, directors and key employees, their positions and their ages at December 31, 2005 are as follows:



Executive Officers,
Directors and Key
Employees                   Age           Position
------------------         -----         -----------

Anthony Alda                37            Chairman of the Board of Directors,
                                             Chief Executive Officer ,President
                                             and Chief Technology Architect

Leslie J. Ames              56            Senior Vice President, Legal Affairs,
                                             Secretary and Director

Brent R. Bysouth            33            Chief Software Architect and Director

Ricardo Rosado              38            Chief Financial Officer, Vice
                                             President of Product Management
                                             and Director

Melanie Thomson             29            Chief Operating Officer

Michael W. Waage            57            Director

William Kunzweiler          55            Director
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------

Pursuant to the terms of the Merger Agreement, effective on December 18, 2003 the directors and senior officers of CanOnline became the directors and senior officers of NS8 Corporation.

MR. ALDA is one of the founding principals of CanOnline and NS8 Corporation. From 1999 to 2002, Mr. Alda acted as head of business and product development. Mr. Alda currently devotes his full-time as the Chairman and Chief Executive Officer of NS8 Corporation (USA), Chief Technology Architect of CanOnline and its research and development center (Canada). He accepted the additional position of President of NS8 Corporation in November 2004. He is the principal business and technology architect of the Reelindie Global Network (RGN) (2001 to June 2003); principal creator of Security Protocol Integration (SPI) (March 2000 completed in September 2003); co-architect of NS8 (Non-Resident Software) designed in July 2002 completed in June 2003; Morpheus Video on Demand EPG systems November 2002; Kaozz Entertainment Distribution Network launched in November of 2003; and co-architect to the NS8-DDN (Digital Distribution Network) Server Management and IPTV Distribution System (2004). Prior to CanOnline and NS8 Corporation, Mr. Alda managed his own management consulting firm from 1994 to 1998 where he provided services to U.S. companies in the areas of management buyouts, corporate restructuring, and start-up business management.

Since its incorporation, MR. AMES has served as Corporate Secretary to NS8 Corporation, and its wholly-owned subsidiaries, CanOnline and CanOnline Media Corporation ("CMC"). In March 2000, he was appointed to the Board of Directors of CanOnline and to the position of Senior Vice President, Legal Affairs and since December 18, 2003, he has also held those positions in NS8 Corporation. In June 2002, he accepted his appointment as General Legal Counsel to the CanOnline group of companies. Mr. Ames graduated from the University of British Columbia with a Bachelor of Arts Degree (BA) in May 1971 and received a Bachelor of Law Degree (LLB) from the University of British Columbia in May 1978. Mr. Ames was a partner of the Vancouver law firm of Liddle, Burns & Ames, Barristers & Solicitors, from 1989 until 1995. In 1995, he established Leslie J. Ames Law Corporation and has served as its President since that date.

MR. BYSOUTH is a founding principal and director of CanOnline, and since December 18, 2003, he has also been a director of NS8 Corporation. Mr. Bysouth continues to serve as a director and President of our wholly-owned subsidiary, where all technology and product development is currently conducted. Mr. Bysouth oversees sensitive research and development of core integration applications currently deployed on all our products. Mr. Bysouth is the principal developer, inventor and co-architect of several intellectual properties including AOCA (Automated Object Code Architecture), SPi Member Distribution Security process and the integrated (AS) converters (the database conversion-adaptation system underlying NS8). Mr. Bysouth has over 10 years of information technology, program-engineering and analytical business experience. During the past several years, Mr. Bysouth has participated in and managed programming contracts for large Canadian corporations such as the Loewen Group Inc. (1997-1999), GE Capital (1996-1998), and Chevron Canada Ltd. (1994-1995). His expertise is primarily in the areas of object-oriented analysis, architecture and programming, specification management, development and test administration, and relational database design and implementation. Mr. Bysouth attended the University of British Columbia (Department of Geography) from 1990 to 1995.

MR. ROSADO has served as our Chief Financial Officer and Vice President, Product Management since November 2004. In November, 2004, Mr. Rosado resigned as Chief Operations Officer as part of our reorganization of our executive officers. Mr. Rosado is a founding principal and Director of CanOnline and since December 18, 2003, he has also been a director of NS8 Corporation. Mr. Rosado joined CMC as Head of Product Design in November 2000. Mr. Rosado served as Chief Compliance Officer of intellectual properties from October 2002 until November 2003, when he was named interim Chief Operations Officer and Chief Financial Officer of CanOnline. In November 2004, Mr. Rosado resigned as Chief Operations Officer so that he could contribute and dedicate more of his expertise in product architecture and development management. Mr. Rosado has contributed to various aspects of our intellectual property claims in the areas of virtual collaborative environments, graphic rendering and video filtering applications. Mr. Rosado brings us over twelve years of multimedia, film and television production and direction; commercial broadcasting and management expertise. Prior to CanOnline, Mr. Rosado was one of the original founders of Videocomunicacion y Servicios SCP (Videocom's), a renowned multimedia production company in the southeast of Mexico, where he also performed as Director/Producer and Head of Multimedia Development. Mr. Rosado graduated in 1991 with a Bachelor of Arts in Communications Science from University of Mayab in his native Merida, Yucatan, Mexico. From 1994 to 1996, Mr. Rosado pursued graduate studies obtaining his Master's degree in Strategic Marketing from the University of Mayab/Anahuac. He is currently a Ph.D. Candidate in the part-time program at the University of British Columbia.

MS. THOMSON has been the Director of Operations and Human Resources for NS8 Corporation and its subsidiaries CanOnline and CMC from March 2003 until her appointment in November 2004 as Chief Operating Officer. Ms. Thomson is currently responsible for operations management, human resources functions, inter-departmental communication and coordination, establishment and enforcement of corporate policies/procedures, and coordination of all SEC filings. From December 2002 to March 2003, Ms. Thomson held the position of Operations and Human Resources Manager. In that position, Ms. Thomson was responsible for the organization and management of administrative and human resources activities of NS8 Corporation and its subsidiaries. From August 2000 to January 2002, Ms. Thomson worked with Novus Telecom Group, Inc. located in British Columbia in the Legal and Human Resources departments and was a contributor to the growth of Novus from start up to operational maturity. Ms. Thomson completed a Human Resource Management Certificate at the British Columbia Institute of Technology
(BCIT) in 2002 and is currently enrolled at Simon Fraser University working toward a degree in Integrated Liberal and Business Studies.

MR. WAAGE joined CanOnline in October 1999 to contribute to the areas of management development, sales and strategic partnerships. On March 15, 2000, Mr. Waage was appointed to the Board of Directors of CanOnline and served in this capacity until January 10, 2005.
 On December 18, 2003, Mr. Waage was appointed as a Director of NS8 Corporation and continues to serve in this role. Since 1995, Mr. Waage has been the president of his own firm that provides consulting services in areas of mergers, acquisitions and turn-arounds, and management consulting throughout the United States. He also served in a senior business development position of Advanced Technology Development for Honeywell from the period of 1987 to 1994. At Honeywell, he continued to provide service with respect to sensitive technology development for the department of defense and was awarded the Honeywell Top Performers Award in 1989. Prior to his business profession, Mr. Waage served in the United States Air Force as a Senior Command Instructor and Fighter Pilot for the Air National Guard. Mr. Waage retired from the Air Force in 1995, as a Lieutenant Colonel, and received the Distinguished Meritorious Service Award in 1991. He was awarded a Masters Certificate of Jet Flight Instruction and has been a member in good standing with the United States Chamber of Commerce, Association of Old Crows (Electronic Warfare), American Institute of Aeronautics and Astronautics and U.S. Air Force Reserve Officers Association (past President). He has also been a member of the Alumni board of Directors of Evangel University where he received a Bachelor of Science degree in Mathematics & Physics (1970). Mr. Waage also holds a Masters Degree (equivalent) from the U.S. Air Force (Management, Leadership, and Aviation-Aeronautics) (1990).

MR. KUNZWEILER was appointed to the Board of Directors of the Company on August 22, 2005. For the past five years, Mr. Kunzweiler has been involved in land development in Whistler, B.C., Canada. He holds a B.Sc. in Engineering from the University of Notre Dame.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS
--------------

In December, 2004, a Code of Ethics was adopted by our Board of Directors which applies to our executive officers as well as to all employees. You may obtain a copy of our Code of Ethics on our website, www.NS8corp.net. We do not incorporate by reference any information from our website into this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid to Anthony Alda, our current CEO, and the other most highly compensated executive officers who earned at least $100,000 during the periods described below:

SUMMARY COMPENSATION TABLE
--------------------------

                             Long Term Compensation
                             ----------------------

                                                 Annual Compensation                         Awards                    Payout
                                              --------------------------               ------------------         ------------------
 Name & Principal             Year Ending                                             Stock       Underlying     LTIP
    Position                    Dec 31      Salary      Other      Annual Bonus    Compensation     Awards    Options/SARs All other
------------------            -----------   ------      -----      -----------     ------------   ----------  ------------ ---------
                                               $          $             $               #             $           $           $

Peter Hogendoorn (1)(4)          2005        24,533        -             -                -              -           -          -

President & CEO                  2004       153,241        -             -           300,000             -           -          -

                                 2003       191,964        -             -         1,000,000             -           -          -

Anthony Alda (3)(4)              2005       207,853        -             -              -                -           -          -

Chairman of the Board            2004       256,562        -             -           370,000             -           -          -

of Directors                     2003       222,718        -             -         7,720,000             -           -          -

Leslie J Ames (4)                2005       120,440        -             -                -              -           -          -

Senior Vice President            2004       209,186        -             -           400,000             -           -          -

Legal Affairs                    2003       200,413        -             -         1,250,000             -           -          -

Brent Bysouth (2)(3)             2005       105,214        -             -                -              -           -          -

Co-Founder                       2004       182,111        -             -            350,000            -           -          -

Chief Software Architect         2003       179,362        -             -         1,150,000             -           -          -

Ricardo Rosado                   2005        92,361        -             -                -              -           -          -

CFO                              2004       173,022        -             -           350,000             -           -          -

VP Product Design                2003       168,643        -             -          1,050,000            -           -          -

Melanie Thomson                  2005        88,960        -                         105,000             -           -          -
COO                              2004                                                275,000
                                 2003

Thomas Routt                     2005        30,000        -             -                -              -           -          -



President and                    2004       166,385        -             -         2,000,000             -           -          -

Co-Chief Architect               2003            -         -             -                -              -           -          -

Marc Strauch                     2005        26,041        -             -           525,000             -           -          -

Chief Marketing                  2004       104,167        -             -         1,500,000(5)          -           -          -

Officer                          2003            -         -             -                -              -           -          -


(1) Mr. Hogendoorn served as the Company's President through January 2004 and as CEO through June 2004. Mr. Alda was appointed CEO on July 15, 2004.

(2) Includes amounts paid to Mr. Bysouth's wholly owned company, Phoenix Management Consulting Group Inc.

(3) Phoenix Management Consulting Group Inc., a British Columbia, Canada corporation ("Phoenix"), holds options to purchase 1,750,000 shares of the Company. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

(4) Annual salary figures include wages accrued but not paid under management agreements for Anthony Alda, Brent Bysouth, Ricardo Rosado, Leslie Ames and Peter Hogendoorn.

(5) These options were forfeited voluntarily upon Mr. Strauch's resignation on February 18, 2005.

STOCK OPTION PLANS
------------------

         2001 Stock Option Plan
         ----------------------

We adopted our 2001 stock option plan on June 29, 2001. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "non-statutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

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

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for non-statutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of non-statutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of (i) the number of shares of common stock used to exercise the option, and (ii) with respect to non-statutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such non-statutory stock option.

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

         2004 Stock Option Plan
         ----------------------

We adopted our 2004 Stock Option Plan on February 4, 2004. The Plan provides for the grant of "non-statutory stock options." The total number of shares of common stock reserved for issuance under the Plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. In March of 2005, the 2004 Stock Option Plan was amended to clarify the continuous employment requirements of the vesting schedule of the Company's stock options and to provide for a standardized stock option exercise form to be used by optionees wishing to exercise vested stock options.


OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table sets forth information concerning stock options granted to each of the executives named in the summary compensation table for the fiscal year ending December 31, 2005:



                                        Percentage of Total of
                    Number of Shares    Options Granted to
                    Underlying          Employees During          Exercise Price
  Name              Options Granted     Fiscal Year               Per Share          Expiration Date
  ----              ---------------     -----------               --------------     ---------------
Melanie Thomson      105,000                   1%                   $0.07              April 7, 2010


                         Shares                             Number of Shares                     Value of Unexercised In-the-
                         Acquired on        Value           Underlying Unexercised                  Money Options at
Name                     Exercise           Realized        Options at Fiscal Year-End              Fiscal Year-End (1)

                                                            Exercisable     Not Exercisable      Exercisable     Not Exercisable
                                                            ------------    -------------        ------------     ------------
Anthony Alda                                                7,720,000(2)      370,000             $ 115,800        $    0

Leslie J. Ames                                              1,250,000         400,000             $  18,750        $    0

Brent Bysouth                                               1,150,000(2)      350,000             $  17,250        $    0

Ricardo Rosado                                              1,050,000         350,000             $  15,750        $    0

Melanie Thomson                                               207,502         172,498             $    0           $    0


OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
-----------------------------------------------------------------------

(1) Based on the December 31, 2005, closing bid price for our common stock of $0.05 per share.

(2) Phoenix Management Consulting Group Inc., a British Columbia, Canada corporation ("Phoenix"), holds options to purchase 1,750,000 of our shares. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information known to us, as of December 31, 2005, relating to the beneficial ownership of common stock by:

      o each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

      o  each of our named executive officers, directors and key employees; and

      o  our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is care of CMC, 200-1311 Howe Street, Vancouver, British Columbia, Canada.

Percentage ownership in the following table is based on 110,383,590 shares of common stock outstanding as of December 31, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from December 31, 2005 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

                                                     OPTIONS
                               BASIC                 VESTED                                PERCENT
NAME                           OUTSTANDING          (UNEXERCISED)      TOTAL              OF CLASS
--------------------------     -----------           -------------    -----------       --------------
Brent Richard Bysouth(1)       11,903,105            1,325,002        13,228,107            10.4%
--------------------------     -----------           -------------    -----------           --------
Anthony J. Alda(2)             9,748,300             7,905,002        17,653,302            13.9%
--------------------------     -----------           -------------    -----------           --------
Leslie J. Ames(3)              3,060,000             1,450,002        4,510,002             3.7%
--------------------------     -----------           -------------    -----------           --------
William Kunzweiler             1,117,512             4,500,000        5,617,512             4.4%
--------------------------     -----------           -------------    -----------           --------
Ricardo Rosado                 2,545,667             1,225,002        3,770,669             3.1%
--------------------------     -----------           -------------    -----------           -------
Michael Waage                  1,350,000             700,000          2,050,000             1.7%
--------------------------     -----------           -------------    -----------           -------
Melanie Thomson                425,000               172,498          597,498               .6%
--------------------------     -----------           -------------    -----------           -------
Total of all Executive
Officers and Directors as
a Group (7 persons)            30,149,584            17,277,506       47,427,090            37.8%
--------------------------     -------------         -------------    -----------          -------


(1) Phoenix Management Consulting Group Inc., a British Columbia, Canada corporation ("Phoenix"), owns 8,279,125 shares, and options to purchase 1,750,000 shares, of Registrant. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised, currently Mr. Alda has voting control over 6,623,300 Registrant shares held by Phoenix, which is 80% of the 8,279,125 Registrant shares held by Phoenix. Additionally, Mr. Alda has an option to purchase 1,400,000 options held by Phoenix to purchase 1,750,000 shares of Registrant's shares, which is 80% of the options held by Phoenix. Mr. Bysouth has voting control over 1,655,825 Registrant shares held by Phoenix, which is 20% of the 8,279,125 Registrant shares held by Phoenix. Mr. Bysouth also owns 10,247,280 shares of Registrant directly.

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

(3) This includes 2,760,000 shares held by Leslie J. Ames Law Corporation.

DIRECTOR'S COMPENSATION AND COMMITTEES
--------------------------------------

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

EXECUTIVE COMPENSATION POLICIES.
-------------------------------

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to our executives that appropriately reward the contributions of individual executives to corporate performance. The board of directors utilizes subjective criteria for the evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives' compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS
--------------------------------------------

NS8 Corporation has executed employment agreements with its top five executive officers. Below is a summary of the major terms of these employment agreements.

ANTHONY ALDA signed an employment agreement with CanOnline Media Corporation ("CMC") to act as its Chief Research & Development Officer. The agreement does not have a termination date. The major terms are as follows: base salary of $84,000 CDN per year and a monthly personal expense account of $2,000. On November 1, 2005, Mr. Alda elected to waive his monthly personal expense account as part of the restructuring of the Company. On May 24, 2002, Mr. Alda signed an employment agreement with CanOnline Global Media, Inc. ("CGMI") to serve in the roles of Chief Technology Architect, Chairman of the Board of Directors, President and Chief Executive Officer. The agreement was assumed by the Company on December 18, 2003 when CGMI became a subsidiary of the Company. Mr. Alda continues to act as Chief Technology Architect and a director of CGMI. The agreement does not have a termination date. The major terms are as follows: base salary $150,000 US per year; monthly car allowance and expenses of approximately $1,225; monthly personal expense account of $2,000; annual vacation travel expense of $6,000; relocation fees of $9,500 per month, if necessary. This agreement was voluntarily terminated on February 1, 2005. Mr. Alda continued to receive only his salary and monthly expenses while serving as President and Chief Executive Officer of the Company while a new management agreement was negotiated between Mr. Alda and the Board of Directors. On November 1, 2005, Mr. Alda elected to have his salary reduced to $90,000 USD per year and he also agreed to waive his monthly personal expense account as part of the restructuring of the Company. On November 30, 2005, the Board of Directors agreed to a three year employment agreement effective December 1, 2005, with Mr. Alda to continue to act as the Company's Chairman, Chief Technology Architect, President and Chief Executive Officer. This agreement provides for a salary of $150,000 per year and personal expenses of $2,000 per month, annual paid vacation of four weeks per year, and relocation fees, if necessary, at an amount to then be determined. The full salary and expense terms of this agreement will not take effect until the Company has sufficient funding to service those terms according to the agreement. The agreement automatically renews for an additional two years unless the Board determines otherwise or Mr. Alda resigns.

BRENT RICHARD BYSOUTH signed an employment agreement with CanOnline Media Corporation ("CMC") on December 1, 2004 to serve as its Chief Software Architect, President and a director. The agreement does not have a termination date. The major terms are as follows: base salary $105,000 CAD per year, monthly car allowance and expense of approximately $750 CAD, monthly personal expense account of $3,000 CAD, and an annual vacation allotment of four weeks. This agreement replaced the agreement Mr. Bysouth previously had with NS8 Corporation. On November 1, 2005, Mr. Bysouth elected to have his salary reduced to $94,500 CAD per year. Mr. Bysouth also elected to have all personal expenses under his current agreement waived as part of the capital restructuring of the Company.

LESLIE J. AMES, Senior Vice President, Legal Affairs, Secretary and a director, signed an employment agreement with CanOnline Media Corporation on November 1, 2004. The agreement does not have a termination date. The major terms are as follows: base salary $125,000 CAD per year, monthly car allowance and expense of approximately $750 CAD, monthly personal expense account of $3,000 CAD, and annual vacation allotment of four weeks. This agreement replaced the agreement Mr. Ames previously had with NS8 Corporation. On November 1, 2005, Mr. Ames elected to have his salary reduced to $96,249 CAD per year. Mr. Ames also elected to have all personal expenses under his current agreement waived as part of the capital restructuring of the Company.

RICARDO ROSADO, Chief Financial Officer, Vice President, Project Management and a director, signed an employment agreement with CanOnline Media Corporation on December 1, 2004. The agreement does not have a termination date. The major terms are as follows: base salary $90,000 CAD per year, monthly car allowance and expense of approximately $750, monthly personal expense account of $2,000, and annual vacation allotment of four weeks. This agreement replaced the agreement Mr. Rosado previously had with NS8 Corporation. Mr. Rosado also elected to have all personal expenses under his current agreement waived as part of the capital restructuring of the Company.

MELANIE THOMSON, Chief Operating Officer, signed an employment agreement with CanOnline Media Corporation on November 26, 2004. The agreement does not have a termination date. The major terms are as follows: base salary of $94,000 CAD per year, monthly car allowance and expense of approximately $750, monthly personal expense account of $2,000, and an annual vacation allotment of four weeks. This agreement replaced the agreement Ms. Thomson previously had with NS8 Corporation. On November 1, 2005, Ms. Thomson also elected to have all personal expenses under her current agreement waived as part of the capital restructuring of the Company.

DR. THOMAS ROUTT resigned as Chief Scientist of NS8 Corporation effective January 21, 2005. As a consequence of Dr. Routt's resignation, his basic salary was paid until February 28, 2005 for a total of $22,500, and benefit coverage was provided until March 31, 2005. Dr. Routt retained his 2,000,000 stock options for the full term as specified in his Stock Option Agreement.

MICHAEL WAAGE resigned as Senior Vice President, Global Sales and Marketing of NS8 Corporation effective January 10, 2005. As a consequence of Mr. Waage's resignation, his basic salary was paid up until March 15, 2005 for a total of $16,250, and benefit coverage was provided until March 31, 2005. In addition, Mr. Waage received options to purchase 97,500 shares of our common stock at an exercise price of $0.20 for a period of five years and retains the options granted to him as a director of the Company.

MARC STRAUCH resigned as Chief Marketing Executive of NS8 Corporation effective February 18, 2005. As a consequence of Mr. Strauch's resignation, the Company agreed to pay one month of severance totaling $10,416.66 and continuation of employee benefits until March 31, 2005. In addition, Mr. Strauch voluntarily forfeited 1,500,000 stock options previously granted to him and in return was granted options to purchase 525,000 shares of our common stock at an exercise price of $0.22 for a period of five years.

WILLIAM KUNZWEILER entered into an Advisory Services Agreement with the Company effective April 14, 2005, expiring on April 14, 2007. For his services, Mr. Kunzweiler was granted 4,500,000 stock options exercisable to purchase common shares of the Company for a period of five years at $0.09 per share, vesting upon the date of grant. Mr. Kunzweiler was subsequently appointed to our Board of Directors on August 22, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH WILLIAM KUNZWEILER:

On May 13, 2005, a loan was received from William Kunzweiler, a director of ours, for $150,000. The loan was initially due on November 15, 2005 and bore interest at the rate of 7% per annum, but on December 13, 2005, the loan plus accrued interest was fully paid to William Kunzweiler.

On May 27, 2005, a loan was received for $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 27, 2005. During the year $40,000 was repaid on the note.

On July 15, 2005, a loan was received for $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 15, 2006.

On July 29, 2005, a loan was received for $83,333. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 29, 2006.

On August 16, 2005, the Company entered into a promissory note agreement for gross proceeds of $65,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 29, 2006.

TRANSACTIONS WITH MARTIN CALVERT:

In May 2004, a loan was received from Martin Calvert, then a director of the Company, for $95,000. The loan was due on May 13, 2005 and bore interest at the rate of 8% per annum. On June 1, 2004, the loan plus accrued interest was fully repaid to Martin Calvert. Pursuant to the terms of the loan, upon its repayment, we issued to Martin Calvert warrants to purchase 47,500 shares of common stock at an exercise price equal to the market price of the shares on the date the warrants were issued with a term of two years from the date of issuance. The warrants remain unexercised and have an exercise price of $0.61 per share.

On October 15, 2005, Martin Calvert, then a director of ours, loaned us $25,000. The loan is due on demand and bears interest at the rate of 7% per annum.


ITEM 13. EXHIBITS

(a)      Exhibit
         Number   Description

         2.1 Agreement and Plan of Merger dated November 3, 2003 among Registrant, DLVN Acquisition, Inc. and CanOnline Global Media, Inc. (1)
         2.2 Correction Agreement dated November 3, 2003 among Registrant, DLVN Acquisition, Inc. and CanOnline Global Media, Inc. (1)
         2.3      Certificate  of Merger filed with Delaware  Secretary of State
                  (1)
         2.4      Certificate of Merger filed with Washington Secretary of State
                  (1)
         3.1      Certificate of Incorporation (2)
         3.2      Amendment of  Certificate of  Incorporation-dated  October 13,
                  2003 (3)
         3.3      Amendment of Certificate of  Incorporation-dated  December 17,
                  2003 (3)
         3.5      Amendment of  Certificate of  Incorporation-dated  December 5,
                  2005 (4)
         3.4      By-Laws (2)
         3.5      Amended By-Laws (2)
         3.5      Amended By-Laws (4)
         10.1     Stock Option Plan of 2001 (2)
         10.2     Stock Option Plan of 2004(6)

         10.3     Amended Stock Option Plan of 2004
         10.3 Employment Agreement of Ricardo Rosado with CanOnline Global Media Corp. (5)
         10.6 Amended Employment Agreement of Ricardo Rosado with CanOnline Global Media Corp.(6)
         10.7 Employment Agreement of Anthony Alda with CanOnline Global Media Corp. (5)
         10.8 Amended Employment Agreement of Anthony Alda with CanOnline Global Media Corp.(6)
         10.9 Employment Agreement of Leslie J. Ames with CanOnline Global Media Corp. (5)
         10.10 Amended Employment Agreement of Leslie J. Ames with CanOnline Global Media Corp.(6)
         10.11 Employment Agreement of Brent S. Bysouth with CanOnline Global Media Corp. (5)
         10.12 Amended Employment Agreement of Brent S. Bysouth with CanOnline Global Media Corp.(6)
         10.13 Employment Agreement of Melanie Thomson with CanOnline Global Media Corp. (5)
         10.14 Amended Employment Agreement of Melanie Thomson with CanOnline Global Media Corp.(6)
         10.15 Employment Agreement of Melanie Thomson with CanOnline Global Media Corp. (5)
         10.16 Employment Agreement of Melanie Thomson with CanOnline Global Media Corp.(6)
         10.17 Termination Agreement with respect to the Standby Equity Distribution Agreement made between the Corporation and Cornell dated May 19, 2004 dated November 10, 2005(7)
         10.18 Secured Convertible Debenture No. CCP-3 in the amount of $1,863.430 dated November 10, 2005(7)
         10.19 Secured Convertible Debenture No. CCP-4 in the amount of $500,000 dated November 10, 2005(7)
         10.20 Amended and Restated Security Agreement made between the Corporation and Cornell dated November 10, 2005(7)
         10.21 Securities Purchase Agreement made between the Corporation and Cornell dated November 10, 2005(7)
         10.22    Escrow  Agreement  made  between the  Corporation,  the Buyers listed in the Securities Purchase Agreement and David Gonzalez, Esq., as Escrow Agent dated November 10, 2005(7)
         10.23 Subsidiary Security Agreement made between CanOnline Media Corporation and Cornell dated November 10, 2005(7)
         10.24 Subsidiary Security Agreement made between CanOnline Global Media, Inc. and Cornell dated November 10, 2005(7)
         10.25 Investor Registration Rights Agreement made between the Corporation and various investors dated November 10, 2005(7)
         10.26 Pledge and Escrow Agreement made between the Corporation, various Pledgors, Cornell and David Gonzalez, Esq. as Escrow Agent dated November 10, 2005(7)
         10.27 Irrevocable Transfer Agent Instructions given to Continental Stock Transfer & Trust Company by the Corporation on behalf of Cornell dated November 10, 2005(7)
         10.28 Warrant No. CCP-001 entitling Cornell Capital to purchase 5,000,000 common shares of the Company at an exercise price of $0.075 per share for a period of five years from November 10, 2005(7)
         10.29 Warrant No. CCP-002 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.06 per share for a period of five years from November 10, 2005(7)
         10.30 Warrant No. CCP-003 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.05 per share for a period of five years from November 10, 2005(7)
         10.31 Master Service Agreement, dated August 4, 2005, between NS8 Corporation and SAVVIS Communications Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 6, 2005).
         10.32 Amendment No. 1 to Securities Purchase Agreement between NS8 Corporation and Cornell Capital Partners, LP
         10.33 Escrow Agreement dated as at February 7, 2006 between NS8 Corporation and Gallagher, Briody & Butler(8)
         10.34 Amendment No. 1 to Securities Purchase Agreement dated as at February 7, 2006 between NS8 Corporation and Cornell Capital Partners, LP(8)
         10.35 Mobile Content Distribution Agreement dated January 9, 2006 between NS8 Corporation and Acme Mobile PTE Ltd.
         10.36 Master Software License and Development Agreement dated April 12, 2006 between NS8 Corporation and True Digital Entertainment Company Limited.
         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

         31.2     Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Financial Officer
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Chief Financial Officer

(1)      Previously filed in Registrant's Form 8-K/A filed on January 31, 2004
(2)      Previously filed in Registrant's Form SB-2 filed on December 26, 2001
(3) Previously filed in Registrant's Form 10-KSB for the year ended September 30, 2003 filed on January 1, 2004
(4)      Previously filed in Registrant's Form SB-2 filed on December 12, 2005.
(5) Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2003 filed on April 15, 2004
(6) Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2004 filed on April 5, 2005
(7) Previously filed in Registrant's Form 10-QSB for the quarter ended September 30, 2005 filed on November 22, 2005


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Corbin & Company and Singer Lewak Greenbaum & Goldstein, LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were approximately $203,608 and $143,878, respectively.

(2)  Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2005 and 2004.

(3)  Tax Fees

The fees billed for professional services rendered by Corbin & Company and Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the registrant's tax returns, including tax planning for fiscal year 2005 and 2004 were approximately $3,000 and $2,663, respectively.

(4)  All Other Fees

Not applicable.

(5)  Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Corbin & Company and Singer Lewak Greenbaum & Goldstein, LLP for fiscal years 2005 and 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         NS8 CORPORATION
                  (Registrant)


Date:  April 17, 2006
                                     By:  /s/ Anthony J. Alda
                                          -------------------------------------
                                          Anthony J. Alda, CEO (Principal
                                          Executive officer)


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 17, 2006
                                 By: /s/ Anthony J. Alda
                                     -------------------------------------
                                     Anthony J. Alda, Chairman of the Board of
                                     Directors,President and CEO
                                     (Principal Executive Officer)

Date:  April 17, 2006
                                 By: /s/ Ricardo Rosado
                                     -------------------------------------
                                     Ricardo Rosado, Chief Financial Officer,
                                     and Director (Principal Accounting Officer)

Date:   April 17, 2006
                                 By: /s/ Leslie J. Ames
                                     -------------------------------------
                                     Leslie J. Ames, Director

Date:  April 17, 2006
                                 By: /s/ Michael W. Waage
                                     -------------------------------------
                                     Michael W. Waage, Director

Date:  April 17, 2006
                                 By: /s/ Brent R. Bysouth
                                     -------------------------------------
                                     Brent R. Bysouth, Director

Date:  April 17, 2006
                                 By: /s/ William Kunzweiler
                                     -------------------------------------
                                     William Kunzweiler, Director

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2005

--------------------------------------------------------------------------------

                                                                            Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                    F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                            F-4

       Consolidated Statements of Operations                                 F-5

       Consolidated Statements of Comprehensive Loss                         F-6

       Consolidated Statements of Shareholders' Equity (Deficit)             F-7

       Consolidated Statements of Cash Flows                                 F-9

       Notes to Consolidated Financial Statements                           F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
    NS8 Corporation


We have audited the accompanying consolidated balance sheet of NS8 Corporation and subsidiaries (a development stage company) (the "Company") as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the cumulative data from June 18, 1999 (inception) to December 31, 2004 in the consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows, which were audited by other auditors whose report dated March 31, 2005, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company's ability to continue as a going concern) have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from June 18, 1999 (inception) to December 31, 2004 is based solely on the reports of the other auditors.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NS8 Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from operations since inception and has a deficit accumulated during the development stage at December 31, 2005. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.



                                            /S/ CORBIN & COMPANY, LLP

Irvine, California
April 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



     To the Board of Directors
     NS8 Corporation

     We have audited the related consolidated statement of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for the year ended December 31, 2004 (restated), and the period from June 18, 1999 (inception) to December 31, 2004 (restated) of NS8 Corporation and subsidiaries (a developmental stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for year ended December 31, 2004 (restated), and the period from June 18, 1999 (inception) to December 31, 2004 (restated) of
     NS8 Corporation and subsidiaries (a developmental stage company), in conformity with U.S. generally accepted accounting principles.

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

     As discussed in Note 13, the Company has restated its financial statements as of December 31, 2004 related to the reclassification of certain derivative liabilities and the subsequent change in the fair value of these derivative liabilities. We audited the adjustments necessary for these restatements. In our opinion, such adjustments are appropriate and have been properly applied.


     SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

     Los Angeles, California
     March 31, 2005, except for Note 13
         as to which the date is April 14, 2006

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2005
--------------------------------------------------------------------------------

   ASSETS

Current assets
     Cash and cash equivalents                                 $      8,836
     Note receivable,net of allowance                                25,000
     Prepaid expenses and other current assets                       99,770
                                                               ------------

         Total current assets                                       133,606

Property and equipment, net                                         209,461
Other assets                                                          8,230
                                                               ------------

                 Total assets                                  $    351,297
                                                               ============

               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued expenses                     $    658,900
     Accrued payroll and related expenses                         1,625,078
     Capital lease obligations                                        5,334
     Notes payable                                                  500,000
     Notes payable - shareholders                                 1,710,366
                                                               ------------

         Total current liabilities                                4,499,678

Convertible debentures, net of debt
  discount of $1,584,958                                          2,253,572
Derivative liability                                              3,312,746
                                                               ------------
             Total liabilities                                   10,065,996
                                                               ------------

Commitments and contingencies

Shareholders' deficit
     Preferred stock, $0.0001 par value;
         5,000,000 shares authorized
         no shares issued and outstanding                              --
     Common stock, $0.0001 par value;
         750,000,000 shares authorized
         110,383,590 shares issued and outstanding                   11,038
     Additional paid-in capital                                   8,483,120
     Accumulated other comprehensive loss                           (53,339)
     Deficit accumulated during the development stage           (18,155,518)
                                                               ------------

             Total shareholders' deficit                         (9,714,699)
                                                               ------------

                 Total liabilities and shareholders' deficit   $    351,297
                                                               ============


     See  report  of  independent   registered   public   accounting   firm  and
     accompanying notes to these consolidated financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Years Ended December 31, 2005 and 2004
                                                                             and
                                   for the Period from June 18, 1999 (Inception)
                                                            to December 31, 2005

--------------------------------------------------------------------------------

                                                                                           For the
                                                                                         Period from
                                                              For the Year Ended        June 18, 1999
                                                                  December 31,          (Inception) to
                                                              ------------------         December 31,
                                                                             2004
                                                             2005         (Restated)         2005
                                                         ------------    ------------    ------------
Operating expenses
     Research and development                            $    785,012    $  1,079,824    $  3,463,908
     General and administrative                             6,982,118       8,323,294      19,192,329
                                                         ------------    ------------    ------------

         Total operating expenses                           7,767,130       9,403,118      22,656,237
                                                         ------------    ------------    ------------

Loss from operations                                       (7,767,130)     (9,403,118)    (22,533,581)
                                                         ------------    ------------    ------------

Other (expense) income
     Other (expense) income                                   (30,256)        (19,733)         25,933
     Interest expense                                        (688,855)       (359,069)     (1,112,883)
     Loss on extinguishment of debt                        (2,250,000)           --        (2,250,000)
     Change in fair value of derivative liability           4,148,850       3,688,882       7,837,732
                                                         ------------    ------------    ------------

         Total other income, net                            1,179,739       3,310,080       4,076,754
                                                         ------------    ------------    ------------

Net loss                                                 $ (6,587,391)   $ (6,093,038)   $ 18,155,518
                                                         ============    ============    ============

Basic and diluted loss per share                         $      (0.07)   $      (0.07)
                                                         ============    ============

Weighted-average shares outstanding -
     basic and diluted                                     99,600,665      88,208,761
                                                         ============    ============

     See  report  of  independent   registered   public   accounting   firm  and
     accompanying notes to these consolidated financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                              For the Years Ended December 31, 2005 and 2004 and
              for the Period from June 18, 1999 (Inception) to December 31, 2005

--------------------------------------------------------------------------------

                                                                          For the
                                                                        Period from
                                            For the Year Ended         June 18, 1999
                                                December 31,          (Inception) to
                                            ------------------          December 31,
                                                          2004
                                           2005         (Restated)          2005
                                        ------------    ------------    ------------
Net loss                                $ (6,587,391)   $ (6,093,038)   $(18,155,518)

Other comprehensive loss
     Foreign currency exchange losses         (9,078)         (9,001)        (53,339)
                                        ------------    ------------    ------------

Comprehensive loss                      $ (6,596,469)   $ (6,102,039)   $(18,208,857)
                                        ============    ============    ============


     See  report  of  independent   registered   public   accounting   firm  and
     accompanying notes to these consolidated financial statements.

                                                                                                                     NS8 CORPORATION
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                  For the Period from June 18, 1999 (inception) to December 31, 2005

------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated     Deficit
                                                                                              Other       Accumulated
                                           Common Stock       Additional                   Comprehensive    in the
                                           ------------        Paid-In      Deferred         Income       Development
                                  Shares         Amount        Capital     Compensation      (Loss)         Stage          Total
                               ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance, June 18, 1999                --     $       --     $       --    $       --     $       --     $       --     $       --
   (inception)
Issuance of shares for cash      4,130,000            413          5,203          --             --             --            5,616
Conversion of debt to
  common stock                  29,281,406          2,928         36,885          --             --             --           39,813
Net loss                              --             --             --            --             --          (31,905)       (31,905)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1999      33,411,406          3,341         42,088          --             --          (31,905)        13,524
Exercise of stock options        2,000,000            200           (200)         --             --             --             --
Options granted for services          --             --            3,400          --             --            --             3,400
Issuance of shares
  for services                      20,000              2          1,018          --             --             --            1,020
Issuance of shares for cash      3,239,112            324        283,815          --             --             --          284,139
Issuance of shares
  for offering costs               150,000             15         22,485          --             --             --           22,500
Offering costs                        --             --          (33,242)         --             --             --          (33,242)
Foreign exchange
  translation                         --             --             --            --             (681)          --             (681)
Net loss                              --             --             --            --             --         (232,829)      (232,829)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2000      38,820,518   $      3,882   $    319,364  $       --     $       (681)  $   (264,734)  $     57,831
Conversion of debt to
  common stock                      35,667              4          5,346          --             --             --            5,350
Exercise of options                450,000             45            (45)         --             --             --             --
Issuance of shares
  for service                       50,000              5            195          --             --             --              200
Buy-back of shares              (1,025,000)          (103)        (2,559)         --             --             --           (2,662)
Foreign exchange
  translation                         --             --             --            --            5,873           --            5,873
Net loss                              --             --             --            --             --         (391,930)      (391,930)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2001      38,331,185   $      3,833   $    322,301  $       --     $      5,192   $   (656,664)  $   (325,338)
Conversion of debt to
  common stock                   7,923,448            793        151,507          --             --             --          152,300
Issuance of shares for
  employee compensation          2,310,000            231         80,619       (56,000)          --             --           24,850
Cancellation of shares          (1,000,000)          (100)           100          --             --             --             --
Foreign exchange
  translation                         --             --             --            --           (2,518)          --           (2,518)
Net loss                              --             --             --            --             --         (893,031)      (893,031)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2002      47,564,633   $      4,757   $    554,527  $    (56,000)  $      2,674   $ (1,549,695)  $ (1,043,737)
Conversion of debt              12,385,714          1,239        684,782          --             --             --          686,021
Issuance of shares for cash      4,833,334            483      2,444,517          --             --             --        2,445,000
Issuance of shares for
  employee compensation          3,720,000            372        947,933        56,000           --             --        1,004,305
Issuance of shares
  for services                     500,000             50         17,450          --             --             --           17,500
Issuance of shares to
  pre-reverse merger
  shareholders                  15,250,000          1,525         (1,525)         --             --             --             --
Foreign exchange translation          --             --             --            --          (37,934)          --          (37,934)
Net loss                              --             --             --            --             --       (3,925,394)    (3,925,394)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------



Balance, December 31, 2003      84,253,681   $      8,426   $  4,647,684  $       --     $    (35,260)  $ (5,475,089)  $   (854,239)
Issuance of shares for cash        597,544             60        399,940          --             --             --          400,000
Issuance of shares for
  employee compensation               --             --             --            --             --             --             --
Issuance of shares for
   services                        525,170             52        546,947          --             --             --          546,999
Issuance of shares for
   offering costs                  934,580             93            (93)         --             --             --             --
Offering costs                        --             --          (21,000)         --             --             --          (21,000)
Compensation charge for
  warrants issued "in the
  money" to non-employees             --             --           20,000          --             --             --           20,000
Compensation charge for
  stock options issued "in
  the money" to employees             --             --          110,100          --             --             --          110,100
Foreign exchange
  translation                         --             --             (206)         --           (9,001)          --           (9,207)
Net loss (Restated)                   --             --             --            --             --       (6,093,038)    (6,093,038)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2004
  (Restated)                    86,310,975   $      8,631   $  5,703,372  $       --     $    (44,261)  $(11,568,127)  $ (5,900,385)
Issuance of shares for cash      6,451,704            645        669,753          --             --             --          670,398
Issuance of shares for
  conversion of promissory
  notes                          8,940,724            894      1,399,106          --             --             --        1,400,000
Issuance of shares for
  conversion of convertible
  debt                           8,680,187            868        524,032          --             --             --          524,900
Contribution of capital               --             --           34,386          --             --             --           34,386
Reclassification of
  derivative liability                --             --          149,971          --             --             --          149,971
Compensation charge for
  stock options issued "in
  the money" to employees             --             --            2,500          --             --             --            2,500
Foreign exchange
  translation                         --             --             --            --           (9,078)          --           (9,078)
Net loss                              --             --             --            --             --       (6,587,391)    (6,587,391)
                               -----------   ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2005     110,383,590   $     11,038   $  8,483,120  $       --     $    (53,339)  $(18,155,518)  $ (9,714,699)
                               ===========   ============   ============  ============   ============   ============   ============



     See  report  of  independent   registered   public   accounting   firm  and
     accompanying notes to these consolidated financial statements.

                                                                                               NS8 CORPORATION
                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             For the Years Ended December 31, 2005 and 2004 and
                                             for the Period from June 18, 1999 (Inception) to December 31, 2005
---------------------------------------------------------------------------------------------------------------

                                                                                                    For the
                                                                                                  Period from
                                                                         For the Year Ended      June 18, 1999
                                                                           December 31,          (Inception) to
                                                                       -------------------         December 31,
                                                                     2005       2004 (Restated)      2005
                                                                 ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                                    $ (6,587,391)   $ (6,093,038)   $(18,155,519)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                 65,764          51,183         161,158
         Amortization of prepaid consulting services                3,098,622            --         3,098,622
         Compensation charge for
           in-the-money stock options                                   2,500         110,100         112,600
         Provision for uncollectible note receivable                   25,000            --            25,000
         Compensation charge for
           in-the-money warrants                                         --            20,000          20,000
         Amortization of debt discount related to
           notes payable                                                9,894         117,138         127,032
         Amortization of debt discount related to
           convertible debentures                                     254,326          89,287         343,613
         Issuance of stock for services                                  --           547,000         565,720
         Issuance of stock for compensation                              --              --         1,029,155
         Estimated fair value of warrants granted
           for services                                                  --         5,724,021       5,724,021
         Estimated fair value of options granted
           for services                                               375,000         896,000       1,274,400
         Loss on extinguishment of debt                             2,250,000            --         2,250,000
         Change in fair value of derivative liability              (4,148,850)     (3,688,882)     (7,837,732)
         (Increase) decrease in
           Other assets                                                (8,230)           --            (8,230)
           Prepaid expenses and other
             current assets                                           (13,966)     (3,143,801)     (3,231,624)
         Increase (decrease) in
           Accounts payable and accrued
             expenses                                                 571,198         206,087         953,352
           Accrued payroll and related expenses                       (69,942)        476,304       1,658,310
                                                                 ------------    ------------    ------------

Net cash used in operating activities                              (4,176,075)     (4,688,601)    (11,890,122)
                                                                 ------------    ------------    ------------

Cash flows from investing activities
     Issuance of note receivable                                     (200,000)           --          (200,000)
     Collections on note receivable                                   150,000            --           150,000
     Purchase of property and equipment                              (100,830)       (116,691)       (321,598)
                                                                 ------------    ------------    ------------

Net cash used in investing activities                                (150,830)       (116,691)       (371,598)
                                                                 ------------    ------------    ------------

Cash flows from financing activities
     Proceeds from notes payable                                      175,000         100,000         500,000
     Proceeds from contribution of capital                             34,386            --            34,386
     Payments on convertible debentures                                  --              --          (400,000)
     Proceeds from convertible debentures                           1,000,000       1,500,000       3,100,000
     Proceeds from issuance of common
       stock                                                          670,398         400,000       3,827,652
     Payments on notes payable from
       shareholders                                                  (190,000)       (495,000)       (755,361)
     Proceeds from notes payable                                    1,100,366       4,145,000       6,118,016
     Payments for redemption of shares                                   --              --            (2,662)
     Offering costs                                                      --           (21,000)        (54,242)
     Payments on capital lease obligations                             (7,371)         (4,880)        (39,446)
                                                                 ------------    ------------    ------------

Net cash provided by financing activities                           2,782,779       5,624,120      12,328,343
                                                                 ------------    ------------    ------------

Effect of exchange rate changes
     on cash                                                           (9,078)        (13,449)        (57,787)
                                                                 ------------    ------------    ------------

Net (decrease) increase in cash and cash
     equivalents                                                   (1,553,204)        805,379           8,836

Cash and cash equivalents,
     beginning of period                                            1,562,040         756,661            --
                                                                 ------------    ------------    ------------

Cash and cash equivalents,
     end of period                                               $      8,836    $  1,562,040    $      8,836
                                                                 ============    ============    ============

Supplemental disclosures of cash flow
     information:

     Interest paid                                               $      5,334    $     92,422    $       --
                                                                 ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:

     Debt discount recorded for warrants issued
       with notes payable - shareholders                         $       --      $    126,857
                                                                 ============    ============
     Estimated fair value of embedded put options
       related to convertible debentures                         $  1,500,000    $    428,571
                                                                 ============    ============
     Par value of common shares issued as offering
       costs pursuant to a Standby Equity Distribution
       Agreement                                                 $       --      $         93
                                                                 ============    ============
     Estimated fair value of debt-related derivative
       liabilities reclassified from liabilities to additional
       paid-in capital                                           $    149,971    $       --
                                                                 ============    ============
     Value of notes payable - shareholders and
       accrued interest converted into convertible
       debentures                                                $  1,863,430    $       --
                                                                 ============    ============
     Conversion of notes payable - shareholders
       into common shares                                        $  1,400,000    $       --
                                                                 ============    ============
     Conversion of convertible debentures
       into common shares                                        $    524,900    $       --
                                                                 ============    ============


     See  report  of  independent   registered   public   accounting   firm  and
     accompanying notes to these consolidated financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      December 31, 2005 and 2004


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

         On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company (the
         "Parent"), and DLVN Acquisition Corp., a Delaware corporation and wholly owned subsidiaries of the Parent (the "Merger Sub"). Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

         NS8, CGMI and CMC (collectively, the "Company") design and produce online business communications and multimedia applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $6,587,391 and $6,093,038, respectively, and had negative cash flows from operations of $4,176,075 and $4,688,601, respectively. In addition, the Company had a deficit accumulated during the development stage of $18,155,518 at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ended December 31, 2006 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of NS8 and its wholly-owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Comprehensive Loss
         ------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income
         (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss includes foreign currency translation adjustments which are excluded from net loss and are reported as a separate component of shareholders' deficit as accumulated other comprehensive loss.

         Cash and Cash Equivalents
         -------------------------
         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the double-declining method over estimated useful lives of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations.

         Long-Lived Assets
         -----------------
         The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2005, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for the Company's products, which could result in impairment of long-lived assets in the future.


         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses. The fair value of these financial instruments are representative of their carrying amounts due to their short maturities. The amounts owed on its debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates. The Company cannot determine the estimated fair value of the convertible debentures as instruments similar to the convertible debentures could not be found.

         Accounting for Derivative Instruments
         -------------------------------------
         In connection with the issuance of certain convertible debentures in May and June 2004 and November 2005 (see Note 7), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

         In addition, the Company was required to file a registration statement in December 2005, which was timely filed on December 14, 2005, and have such registration statement declared effective no later than February 27, 2006 (the "Effectiveness Deadline"). In addition, the Company will be required to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. As of April 14, 2006, the required registration statement has not been declared effective, and therefore the Company has accrued approximately $115,000 for the period from February 27, 2006 through April 14, 2006.

         During the years ended December 31, 2005 and 2004, the Company recognized other income of $4,148,850 and $3,688,882 related to recording the derivative liability at fair value. At December 31, 2005, the derivative liability balance is $3,312,746.


         Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the years ended December 31, 2005 and 2004: dividend yield of 0%; annual volatility of 219% and 100%, respectively; and risk free interest rates ranging from 3.32% to 4.30% (2005) and 1.66% to 3.15% (2004).

         For the year ended December 31, 2005 the net change in fair value of derivative liabilities decreased by approximately $533,821 and is recognized in other income.

                                                       December 31, 2005

         Warrant liability at beginning of the year    $     3,486,567
         Warrant liability added during the year             4,125,000
         Reclassification of warrant liability                (149,971)
         Change in fair value of warrant liability          (4,148,850)
                                                            -----------
         Warrant liability at end of the year          $     3,312,746

         Advertising Costs
         -----------------
         The Company expenses advertising costs as incurred. For the years ended December 31, 2005 and 2004, advertising costs were approximately $94,000 and $181,000, respectively.

         Software Development Costs
         --------------------------
         Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. Through December 31, 2005, the Company has expensed all costs incurred to internally develop its software had been expensed.

         Capitalization of research and development costs begins upon the establishment of technological feasibility of our products. We have determined that technological feasibility of our software and web-based products is reached immediately before the products are available for delivery to customers. Research and development costs incurred after technological feasibility is established are not material and have not been capitalized.

         Stock-Based Compensation
         ------------------------
         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for
         Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.


         SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. During the years ended December 31, 2005 and 2004, compensation expense of $2,500 and $110,100, respectively, was recognized in the accompanying statement of operations for options issued to employees below market value pursuant to APB No. 25. No other stock option-based employee compensation cost is reflected in the 2005 and 2004 statements of operations, as all other options granted in 2005 and 2004 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.



                                               2005               2004
                                        ---------------    ----------------
       Net loss, as reported            $    (6,587,391)   $     (6,093,038)
       Add stock based employee
            compensation expense
            included in net loss                  2,500                   -
       Deduct total stock based
            employee compensation
            expense determined under
            fair value method for
            all awards                       (1,055,291)         (1,697,040)
                                        ---------------    ----------------

                Pro forma net loss      $    (7,640,182)   $     (7,790,078)
                                        ===============    ================

                                               2005               2004
                                        ---------------    ----------------
   Loss per common share
       Basic - as reported              $         (0.07)   $          (0.07)
       Basic - pro forma                $         (0.08)   $          (0.09)
       Diluted - as reported            $         (0.07)   $          (0.07)
       Diluted pro forma                $         (0.08)   $          (0.09)


         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: dividend yield of 0%; expected volatility of 219%; risk-free interest rate of 4.3%; and expected life of five years. The following are the weighted-average assumptions for the year ended December 31, 2004: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.15%; and expected life of five years.

         Issuance of Stock for Non-cash Consideration
         --------------------------------------------
         All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. At December 31, 2005 and 2004, the outstanding number of potentially dilutive common shares totaled approximately 81,595,111 and 32,288,115, respectively. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

         Patent Expenses
         ---------------
         Patent and patent related expenditures are expensed as general and administrative expenses as incurred.

         Income Taxes
         ------------
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


         Foreign Currency Translation
         ----------------------------
         Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity (deficit) as accumulated other comprehensive income (loss).

         Use of Estimates
         ----------------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk
         -----------------------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Recent Accounting Pronouncements
         --------------------------------
         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

         SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company plan to adopt SFAS 123(R) using the modified prospective transition method. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB No. 25, as amended and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share (see above). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

         In June 2005, the FASB published SFAS No. 154, "Accounting Changes And Error Corrections". SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces APB No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.


NOTE 4 - NOTE RECEIVABLE

         On February 3, 2005, ezTel, LLC ("ezTel") granted the Company an option (the "Option") to make an equity investment in ezTel of $1,500,000 following which 100% of all equity, membership and ownership interests in and to ezTel would be issued to and held by NS8. The foregoing was subject to confirmation of the Option agreement and confirmation of a revised Plan of Reorganization by the Bankruptcy Court in a final non-appealable order. The Option was exercisable only in writing and at the sole discretion of NS8. The Company did not exercise the Option.

         As consideration for the Option, the Company advanced a Term Loan (the "Loan") in the amount of $200,000 to Long Distance Billing Services, Inc., a wholly-owned subsidiary of ezTel ("LDBS") pursuant to a Promissory Note, Security Agreement and Deed of Covenants all dated
         February 3, 2005. The Loan was in the principal amount of $200,000, contained customary events of default and provided for an annual rate of interest equal to 12%. The entire principal balance and any accrued interest on the Loan was due and payable on August 1, 2005. On February 22, 2005 LDBS filed for protection under Chapter 11 of the Bankruptcy Code. During 2005 the Company collected $150,000 of the Loan. Subsequent to the year end, the Company received a final installment of $25,000. The Company has recorded a bad debt provision of $25,000 for the remaining balance of the Loan that has been determined to be uncollectible.

 NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2005 consisted of the following:

             Computer equipment and software           $        205,172
             Furniture and equipment                            125,573
             Vehicles                                            28,060
             Leasehold improvements                              13,548
                                                       ----------------

                                                                372,353
             Less accumulated depreciation
                and amortization                               (162,892)
                                                       -----------------

                 Total                                 $        209,461
                                                       ================

         Depreciation  and  amortization  expense  was  $65,764,   $55,781,  and
         $194,513 for the years ended December 31, 2005 and 2004 and the period from June 18, 1999 (inception) to December 31, 2005, respectively.


NOTE 6 - NOTES PAYABLE

         Amounts due under notes payable include the following:

         o Unsecured short term loans for principal of $225,000. The loans bear interest at 8% per annum, and the principal and any unpaid interest are payable on demand.

         o Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest was due September 27, 2005. The note is currently in default and due on demand.

         o Unsecured promissory note for principal of $150,000. The note bears interest at 7% per annum and principal and any unpaid interest is due August 16, 2006.

         o Unsecured promissory note for principal of $25,000. The note bears interest at 7% per annum and principal and any unpaid interest is due on demand.

         Future minimum payments under these notes payable at December 31, 2005 consisted of $500,000 due during the year ended December 31, 2006

         Interest  expense was $32,332,  $32,638 and $67,010 for the years ended
         December 31, 2005 and 2004 and the period from June 18, 1999 (inception) to December 31, 2005, respectively. Accrued interest on the notes was $115,876 at December 31, 2005 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 7 - CONVERTIBLE DEBENTURES

         During May and June 2004, the Company issued two secured convertible debentures ("Convertible Debentures") in the amount of $750,000 each to one investment company, Cornell Capital Partners, LP ("Cornell Capital"), for a total of $1,500,000. The Convertible Debentures bear interest at 5.0% per annum and mature on May 19, 2007 and June 25, 2007. The debentures are secured by all of the assets of the Company.

         The secured debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of:

               o 120% of the closing bid price of the common stock as of the closing date, or

               o 80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

         At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debenture upon three business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed pro rata.

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

         In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. As of December 31, 2005, the Company received seven conversion notices from Cornell Capital totaling $524,900. The Company issued 8,680,187 shares to Cornell Capital at an average price of $0.06 per share. The outstanding principal of the Convertible Debenture was $975,100, less the remaining debt discount of $126,625. The Company recognized interest expense of $212,659 and $89,287 in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively, related to the amortization of the debt discount. The fair value of the remaining derivative liability related to the embedded put option is approximately $278,600 at December 31, 2005 and is included in the accompanying consolidated balance sheet.


         On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for principal of $2,500,000. The note bore interest at 12% per annum, with a maturity date of June 30, 2005. During 2005, $1,100,000 of principal was converted into common shares (see Note 9) resulting in an outstanding balance of $1,400,000, plus accrued interest of $118,290. The note was amended on June 9, 2005, bore interest at 12% and was due on July 1, 2005 with the interest rate increasing to 24% if the balance was not repaid or converted by the maturity date. An additional $300,000 of principal was converted into shares of common stock subsequent to the amendment.

         The Company entered into another promissory note agreement on June 9, 2005 for principal of $500,000, bearing interest at 12% per annum with a maturity date of March 1, 2006.

         On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced the promissory notes discussed above. The debenture had a principal balance of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses. Upon the effectiveness of the SB-2 Registration Statement which was filed on December 12, 2005, the Company will issue a fourth convertible debenture to Cornell Capital in the amount of $300,000. These debentures will collectively be the "November Debentures." The November Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and is included in derivative liability (see Note 3) at the fair value in the accompanying consolidated balance sheet. The amendment of the promissory notes into the November Debentures represents a modification of terms of the promissory notes. Pursuant to EITF No. 96-19, "Debtors' Accounting for a Modification or Exchange of Debt Instruments," and EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $2,250,000 related to the value of the warrants issued in connection with the November Debentures.

         In connection with the issuance of the November Debentures, the Company recorded a debt discount of $1,500,000, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through November 2008. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the November Debentures. The Company recognized interest expense of $41,667 in the accompanying consolidated statements of operations during 2005 related to the amortization of the debt discount.

         Future minimum payments under these debentures at December 31, 2005 were as follows:

                   Year Ending                    Notes
                  December 31,                   Payable
                  ------------                  -----------

                      2007                    $    975,100
                      2008                       2,863,430
                                                -----------


                  Total                       $  3,838,530
                  Less discount                 (1,584,958)
                                                -----------
                  Convertible Debenture       $  2,253,572
                                                ===========

         Interest expense was $393,099, $131,308, and $562,280 for the years ended December 31, 2005 and 2004 and the period from June 18, 1999 (inception) to December 31, 2005, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

         Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2005 were as follows:

                   Year Ending                 Operating            Capital
                  December 31,                   Leases             Leases
                  ------------                ---------------    ---------------

                      2006                       $    211,113       $    5,690
                      2007                             98,760              -
                                              ---------------

                                                 $    309,873            5,690
                                              ===============
                 Less amount
                  representing interest                                   (356)
                                                                  --------------

                                                                         5,334
                 Less current portion                                   (5,334)
                                                                  --------------


                 Long-term portion                                  $      -
                                                                  ==============

         Rent expense was $230,570, $164,992, and $558,566 for the years ended December 31, 2005 and 2004 and the period from June 18, 1999 (inception) to December 31, 2005, respectively.

         Leased capital assets included in property and equipment at December 31, 2005 were as follows:

                  Computer equipment                                $   23,936
                  Vehicles                                              28,060
                                                                  --------------
                                                                        51,996
                  Less accumulated depreciation                         42,026
                                                                  --------------

                      Total                                         $    9,970
                                                                  ==============

         Employment Agreements and Employee Resignations
         -----------------------------------------------
         On January 10, 2005, as part of a corporate reorganization the Company terminated the Senior Vice President, Global Sales and Marketing of NS8 and CanOnline Global Media Inc. In addition, the individual was also given notice of termination as a Director of CanOnline Global Media Inc.; however, the individual will continue to act as a Director of NS8. As a consequence of the termination, the Company agreed to pay two and one-half months of severance totaling $16,250 and the cost of continuing his employee benefits until March 31, 2005. In addition, the individual received options to purchase 97,500 immediately exercisable shares of the Company's common stock at an exercise price of $0.20 per share.


         On January 21, 2005 the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one-half months of severance totaling $22,500, and the cost of continuing his employee benefits until March 31, 2005. The employee will retain his 2,000,000 stock options for the full amount of the remaining term in accordance with the Stock Option Agreement. As a result of this modification, the options are to be remeasured at December 31, 2005. The Company did not record any adjustments as a result of the modification.

         On February 18, 2005 the Chief Marketing Officer of the Company resigned. As a consequence of the resignation, the Company agreed to pay one month of severance totaling $10,417, and continuation of employee benefits until March 31, 2005. The stock option agreement received by the employee on February 20, 2004 for 1,500,000 stock options was rescinded and replaced with a new stock option agreement for 525,000 immediately exercisable options at an exercise price of $0.22 per share. As a result of this modification, the options are to be remeasured at December 31, 2005. The Company did not record any adjustments as a result of the modification.

         Litigation
         ----------
         The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's financial position or results of operations.

NOTE 9 - SHAREHOLDERS' DEFICIT

         Preferred Stock
         ---------------
         The Company has 5,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2005.

         Common Stock
         ------------
         Included in the Company's issued and outstanding shares of common stock are 7,100,722 shares issued in connection with the reverse acquisition (see Note 1) that have not been exchanged for shares of the Company.

         On December 9, 2005, the Company filed a Certificate of Amendment with the Secretary of State for the State of Delaware amending its Certificate of Incorporation to increase its authorized share capital from 500,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share to 750,000,000 common shares with a par value of $0.0001 per share and 5,000,000 preferred shares with a par value of $0.0001 per share. During the year ended December 31, 2005, the Company completed the following transactions:

         o During March 2005 and September 2005, the Company issued 6,451,704 shares of common stock for cash totaling $670,398 at per share prices ranging from $0.07 to $0.28. Offering costs were not incurred with these transactions.

         o During January 2005 and July 2005, the Company issued 8,940,724 shares of common stock to Cornell Capital for the conversion of promissory notes payable in the amount of $1,400,000 at per share prices ranging from $0.07 to $0.31.

         o During February 2005 through October 2005, the Company issued 8,680,187 shares of common stock to Cornell Capital for the conversion of convertible debentures in the amount of $524,900 at per share prices ranging from $0.04 to $0.14. In connection with the conversion of convertible debentures, $149,971 of the derivative liability related to the conversion feature was recorded as additional paid-in capital (see Note 7).

         o During the year one of the Company's officers contributed capital of $34,386.

         o The Company recorded expense and additional paid-in capital of $2,500 related to stock options granted at an exercise price less than the fair market price on that date to employees.

         During the year ended December 31, 2004, the Company completed the following transactions:

         o On May 19, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital. Under the SEDA agreement the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to $20,000,000. Cornell Capital received a one-time commitment fee of 925,234 registered shares of the Company's common stock valued at $990,000 which has been recorded as an offering cost in the accompanying financial statements. Cornell Capital was paid a fee equal to 5% of each advance, which was retained by them from each advance. At the same time, the Company entered into a Placement Agent Agreement with a registered broker-dealer in connection with the SEDA. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 9,346 restricted shares of the Company's common stock valued at $10,000. The Company terminated the SEDA agreement and the Placement Agent Agreement as part of its November 14, 2005 refinancing with Cornell Capital Partners.

         o In November 2004, the Company issued 5,597,544 common shares to Cornell Capital through the SEDA Agreement valued at $400,000.

         o   In October  2004,  the  Company  issued  500,000  common  shares to
             Maximum  Ventures,   Inc.  ("MVI")  in  connection  with  financial
             advisory services rendered valued at $510,000.

         o In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. The stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. In November 2004, the employees voluntarily forfeited their stock grants, 4,000,000 shares were returned to the Company.

         o Issued 25,170 shares of common stock to a third party for services rendered valued at $37,000.

         o Recorded compensation cost of $110,100 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant.

         During the year ended December 31, 2003, the Company completed the following transactions:

         o   Issued 2,100,000 shares of common stock for cash totaling $495,000.
             Offering   costs  were  not  incurred  in   connection   with  this
             transaction.

         o Issued 1,166,667 units for an aggregate of cash proceeds of $1,750,000. This offering is being conducted pursuant to Regulation D and Regulation S as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933. Each unit consists of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at a purchase price of $1.50 per unit. The warrants vest immediately and expire two years from the date of grant. As offering costs, the Company issued warrants exercisable into 233,333 shares of the Company's common stock at an exercise price of $1 per share. The warrants vest immediately and expire two years from the date of grant. The value of the warrants was determined to be immaterial.

         o Issued 400,000 shares of common stock for cash proceeds of $200,000. This offering was conducted pursuant to Regulation D as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933.

         o Issued 3,720,000 shares of common stock valued at $1,004,305 to employees of the Company as compensation. Between October 2002 and October 2003, certain employees of CGMI were granted shares by CGMI's Board in recognition of exemplary service. The Company did not have a stock ownership plan at the time of any of the stock grants. The shares vested over 18 months from the grant date. One of the terms of the vesting of the shares was that all shares would immediately become vested if more than 50% of the voting shares of CGMI were sold or transferred or otherwise disposed of to an individual or entity. This transfer of voting control was deemed to have occurred when Delivery Now Corp. acquired 100% of the outstanding shares of CGMI on December 18, 2003 and the vesting of the shares was accelerated so that the shares were fully vested on that date.

         o Issued 500,000 shares of common stock to a third party for services rendered valued at $17,500.

         o Issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders and accrued interest payable totaling $686,021.

         During the year ended December 31, 2002, the Company completed the following transactions:

         o Issued 7,923,448 shares of common stock for the conversion of a note payable of $152,300.

         o   Between  October and December 2002,  the Company  issued  2,310,000 shares of common stock valued at $80,850 to employees of the Company in recognition of exemplary service. The shares vest over 18 months from the grant date. The Company recognized $24,850 in compensation expense during the year ended December 31, 2002 for the vested portion of the shares issued and recorded deferred compensation of $56,000 for the value of the unvested portion of the shares issued.

         o Canceled 1,000,000 shares of common stock that were transferred to a Board advisor as a result of terminating this individual's position on the Board.

         During the year ended December 31, 2001, the Company completed the following transactions:

         o Issued 50,000 shares of common stock to a third party for services rendered valued at $200.

         o Issued 35,667 shares of common stock for the conversion of a note payable of $5,350.

         o   Redeemed 1,025,000 shares of common stock in exchange for $2,662.

         o Issued 450,000 shares of common stock upon the exercise of stock options on a cashless basis.

         During the year ended December 31, 2000, the Company completed the following transactions:

         o Issued 20,000 shares of common stock to a third party for services rendered valued at $1,020.

         o Issued 2,000,000 shares of common stock upon the exercise of stock options on a cashless basis.

         o Granted 500,000 stock options as payment for services rendered by third parties valued at $3,400.

         o Issued 3,239,112 shares of common stock for cash totaling $284,139. Offering costs consisting of cash of $10,742 and 150,000 shares of common stock valued at $22,500 were incurred in connection with these transactions. NOTE 9 - SHAREHOLDERS' DEFICIT (Continued)

         During the period from June 18, 1999 (inception) to December 31, 1999, the Company completed the following transactions:

         o Issued 29,281,406 shares of common stock for the conversion of notes payable to officers of $39,813.

          o  Issued  4,130,000  shares of common stock for cash totaling $5,616.
             Offering   costs  were  not  incurred  in   connection   with  this
             transaction.

         Stock Options
         -------------
         On June 29, 2001, the Company adopted the 2001 Stock Option Plan authorizing 5,000,000 shares to be issued, with no shares or options issued as of December 31, 2005. On February 4, 2004, the Company
         adopted the 2004 NS8 Corporation Employee Stock Option Plan, authorizing 30,000,000 shares to be issued. In March, 2005, the 2004 Stock Option Plan (the "Plan") was amended to incorporate a Stock Option Exercise Contract, providing a standard form to permit optionees to exercise vested options under the Plan and to clarify vesting provisions under the Plan. The Stock Option Exercise Contract will be provided to each optionee upon each new grant of options under the Plan. During 2005, the Company issued 4,867,875 options under the plan to purchase common shares to certain of employees and consultants. None of these options have been exercised and 2,973,750 have been cancelled as a result of employment terminations. The Company does not have any other equity compensation plans as of December 31, 2005.

         The following summarizes the stock options transactions during 2005 and 2004:

                                                                     Weighted
                                                                     Average
                                                     Shares       Exercise Price
                                                   ----------     --------------

          Outstanding January 1, 2004               14,886,702    $    0.04

          Granted                                    8,943,412         1.00

          Cancelled                                   (654,000)        0.82
                                                --------------
          Outstanding at December 31, 2004          23,176,114
                                                                       0.38

          Granted                                   11,317,875         0.09

          Cancelled                                 (3,055,662)        1,19
                                                --------------
          Outstanding at December 31, 2005          31,438,327    $    0.22
                                                ==============

          Exercisable, December 31, 2005            28,454,137    $    0.19
                                                 ==============



                                                                         Number of
                                                                           Shares
                           Number           Average        Weighted      Exercisable      Weighted
                        Outstanding at     Remaining        Average           at           Average
Range of                 December 31,     Contractual      Exercise      December 31,     Exercise
Exercise Prices              2005            Life            Price           2005          Price
---------------         --------------    ------------     --------       ----------      ---------

$0.04-$1.00                29,280,827           3.91        $    0.13     26,315,484       $   0.10


$1.00-$1.55                 2,157,500           3.15        $    1.33      2,138,653       $   1.33
                       -------------- --------------   -------------- -------------- --------------

                           31,438,327           3.85        $    0.22     28,454,137       $   0.19
                       ============== ==============   ============== ============== ==============




         The weighted-average fair value of options granted during year ended December 31, 2005 for which the exercise price equals the market price on the grant date was $0.09, and the weighted-average exercise price was $0.09. The weighted-average fair value of options granted during year ended December 31, 2005 for which the exercise price is less than the market price on the grant date was $0.20, and the weighted-average exercise price was $0.17. There were no options granted during year ended December 31, 2005 for which the exercise price was greater than the market price on the grant date.

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

         Warrants
         On May 18, 2004, NS8 entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI had a term of one year and was terminated by the Company on May 19, 2005. The Company recorded a prepaid expense of $4,134,021 in 2004 for the value of the warrants. The Company recorded consulting expense of $2,583,764 for the value of the warrants earned during the year ended December 31, 2004. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The remaining portion of the prepaid expense was recorded to consulting expense during the year ended December 31, 2005.

         The following summarizes the warrant transactions. See additional discussion of warrants throughout the notes to the consolidated financial statements:

                                                                                          Weighted
                                                                                          Average
                                                                        Shares         Exercise Price
                                                                    -------------     -----------------

        Outstanding January 1, 2004                                     1,400,000       $         0.61
        Granted                                                         7,712,001                 0.61
        Cancelled                                                               -                    -
                                                                    --------------
        Outstanding at December 31, 2004                                9,112,001       $         0.61

        Granted                                                        25,000,000                 0.06
        Cancelled                                                     (1,400,000)                 0.61
                                                                    --------------
                                                                       32,712,001       $         0.19
           Outstanding and exercisable at December 31, 2005         ==============





  NOTE 9 - SHAREHOLDERS' DEFICIT (Continued)


Range of Exercise Prices          Number            Weighted Average      Weighted Average           Number of shares
                              Outstanding at           Remaining              Exercise                Exercisable at
                            December 31, 2005       Contractual Life            Price               December 31, 2005
                          ----------------------- --------------------- ---------------------- -----------------------------
$0.05-$0.08                           25,000,000                  4.86             $     0.06                    25,000,000

$0.61                                  7,712,001                  2.34             $     0.61                     7,712,001
                          ----------------------- --------------------- ---------------------- -----------------------------

                                      32,712,001                  3.09             $     0.19                    32,712,001
                          ======================= ===================== ====================== =============================

NOTE 10 - INCOME TAXES

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2005 and 2004 as follows:

                                                                                      2005               2004
                                                                                --------------     --------------
                  Statutory regular federal income benefit rate                        (34.0)%             (34.0)%
                  State income taxes, net of federal benefit                            (6.0)               (5.8)
                  Change in valuation allowance                                         42.0                39.6
                  Other                                                                 (2.0)                0.2
                                                                                --------------     --------------

                      Total                                                              -   %               -  %
                                                                                ==============     ==============


         The components of the deferred income tax assets (liabilities) at December 31, 2005 were as follows:

                  Net operating loss carry-forwards     $      9,800,000
                  Derivative liabilities                      (1,410,000)
                  Accrued payroll                                620,000
                                                        ----------------

                                                               9,010,000
                  Valuation allowance                         (9,010,000)
                                                        -----------------

                      Total                             $              -
                                                        ================


         The valuation allowance increased by approximately $4,500,000 during the year ended December 31, 2005. As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $22,875,000 and $22,875,000, respectively. The net operating loss carryforwards begin expiring in 2020 and 2010, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.



NOTE 11 - RELATED PARTY TRANSACTIONS

         Notes Payable - Shareholders
         ---------------------------
         Notes payable to shareholders at December 31, 2005 consisted of loans from several shareholders to finance the Company's operations. At December 31, 2005, $1,710,366 was due to the shareholders. Various due dates and interest rates are stated below for the year ended December 31, 2005.

         Between May and October 2004, the Company borrowed $1,050,000 from various shareholders for notes with original principal balances ranging between $150,000 and $200,000. All of the notes bear interest at a rate of 10% per annum and are either due on demand or mature on March 31, 2006, as amended. The notes are in default and are due on demand.

         Between May and October 2005, the Company borrowed $598,333 from various shareholders for notes with original principal balances ranging between $25,000 and $150,000. During the year the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are either due on demand or mature in January 2006. The notes are in default and are due on demand.

         The Company borrowed $2,033 from a shareholder during 2005. The amount is unsecured, is non-interest bearing and is due on demand.

         On March 11, 2004, the Company entered into a promissory note agreement, which provided that upon repayment of the $250,000 owing under the loan, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest was due on December 11, 2005. On December 21, 2005 the due date of the promissory note was extended to March 31, 2006. The note is in default and is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense over the period until the note matures or is converted. In connection with the convertible debenture issued in May 2004 (see Note 7), the value of the warrants was recorded as a derivative liability (see Note
         3). The Company recognized $9,894 as interest expense during the year ended December 31, 2005 and $41,693 as interest expense related to the amortization of the debt discount during the year ended December 31, 2004.

         Interest expense was $375,346, $76,400, and $471,073 for the years ended December 31, 2005 and 2004 and the period from June 18, 1999 (inception) to December 31, 2005, respectively.

NOTE 12 - CONTRACTS

         On June 13, 2005, the Company entered into a consulting services agreement with Paradigm Technology Partners, LLC ("Paradigm"). The services to be performed by Paradigm relate to sales and marketing initiatives, and any other duties as assigned by Company management. The term of the consulting services agreement was six months ending December 31, 2005, unless terminated by Paradigm or the Company on 30 days prior notice. Paradigm was paid a consulting fee of $13,200 per month. Paradigm was also to receive non-qualified stock options to purchase 450,000 shares of the Company's common stock at an exercise price of $0.16 per share. The Company terminated the consulting services agreement and rescinded the 450,000 stock options previously granted as the services to be provided to earn the options were not performed.

         On April 14, 2005, the Company entered into an advisory services agreement with Mr. William Kunzweiler. Mr. Kunzweiler provides advisory services to the Board of Directors and its Executives with respect to sales, management strategies, strategic acquisitions, financing and capital acquisition policies, executive compensation and recruitment. The term of the advisory services agreement is two years ending April 14, 2007. Mr. Kunzweiler has been compensated for his advisory services in the form of 4,500,000 fully vested stock options to purchase the Company's common stock at an exercise price of $0.09 per share, exercisable for a period of five years from April 14, 2005. The options were determined to have a value of $315,000 based on the Black-Scholes option pricing model and is recorded as a derivative liability at fair value (see Note 3) in the accompanying consolidated balance sheet.

         During the year ended December 31, 2005, the company granted options to purchase an aggregate of 1,500,000 shares of the Company's Common Stock to various consultants for services rendered. The options vested upon grant, had exercise prices of $0.04 and were valued at $60,000 based on the Black-Scholes option pricing model.


         During September 2004, the Company entered into a Letter of Understanding with Lifelong Educational Properties Inc. ("LEAP"). LEAP agreed to assist the Company with the marketing and sales of the Company's products in certain countries in Europe, Asia and Latin America. The term of the agreement was two years, and was to continue thereafter until terminated by either party on 90 days notice. In consideration for LEAP's services, the Company was to pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual was to be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP was to earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for the other 1,000,000 warrants. The warrants were issued on October 7, 2004, and have a term of five years. The warrants were determined to have a value of $1,590,000 using the Black-Scholes option pricing model and is included in derivative liability at the fair value (see Note 3) in the accompanying balance sheet. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded expense of approximately $1,390,000 and $200,000 in the years ended December 31, 2005 and 2004, respectively. The LEAP agreement was terminated by the Company in 2005.



NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of its convertible notes payable (see
         Note 7) was not in accordance with SFAS No. 133. The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

         The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at December 31, 2004 and the statements of operations and cash flows for the year ended December 31, 2004:

         Consolidated balance sheet at December 31, 2004:


                                      As previously              Adjustments                 As Restated
                                        reported
                                   --------------------      ---------------------      -----------------------

          Warrant liability        $     -                   $      (3,486,567)    (1)    $        (3,486,567)
                                   ====================      =====================      =======================

          Additional Paid In
          Capital                  $        12,878,821       $        7,175,449    (2)    $        (5,703,372)
                                   ====================      =====================      =======================

           Deficit
           accumulated
           during the
           development stage
           and comprehensive
           loss                    $       (15,301,270)               3,688,882    (3)    $       (11,612,388)
                                   ====================      =====================      =======================


         Consolidated statement of operations for the year ended December 31, 2004:

                                      As previously             Adjustments                As restated
                                       reported
                                   ------------------        ---------------------      -------------------
Change in fair value
of derivative liability            $    -                    $       (3,688,882)    (3)   $        (3,688,882)
                                   ====================      =====================      ======================
Net
loss                               $        (9,781,920)      $       (3,688,882)    (3)   $        (6,093,038)
                                   ====================      =====================      =======================

Loss per common share
-  basic and
diluted                            $             (0.11)      $             0.04           $             (0.07)
                                   ====================      =====================      =======================



NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

          (1) To record the fair value of the derivative liabilities at December 31, 2004.

          (2) To record the reclassification of the fair value of warrants and embedded put option issued with convertible notes from additional paid-in capital to derivative liability.

          (3)  To record the change in fair value of the derivative liabilities.

NOTE 14 - SUBSEQUENT EVENTS

         Notes Payable
         -------------

         Between January and February 2006, the Company borrowed $545,000 from various shareholders for notes with original principal balances ranging between $70,000 and $150,000. All of the notes bear interest at a rate of 7% per annum and mature between July and August 2006.

         On March 31, 2006, the Company received a demand for payment of principal and accrued interest on one of the outstanding unsecured note payable. The note was issued on September 23, 2003 for principal of $150,000 and bore interest at 7% per annum.

         Contracts
         ---------

         On January 9, 2006, the Company entered into a Mobile Content Distribution Agreement with Acme Mobile PTE Ltd. of Singapore ("Acme"). Pursuant to the Agreement, Acme granted to the Company a non-exclusive license to reproduce, digitize and broadcast certain mobile entertainment content and applications in Thailand, Singapore, Australia, New Zealand, Taiwan, Hong Kong and the Philippines on the Company's websites and its customers' mobile phones. The Agreement has an initial term of three years and automatically renews for successive one-year terms if not cancelled by either party. The Company and Acme are required to jointly decide the amount of the fee to be charged to customers for the content delivered to them and the Company agreed to bill the customers for the content they received. The Company and Acme will share the fees derived from the delivery of the content to the customers.

         On February 3, 2006 the Company signed an exclusive multi-year content distribution and alliance agreement with Rockamedia LLC and M3 Entertainment to offer biographies of famous music artists on its iWave broadband and Video on Demand (VOD) services for Asian and North American markets.