Form 10QSB
period 2006-03-31
NS8 CORP
filed 2006-05-16
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:   March 31, 2006
                                                  ------------------------------

       [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

               For the transition period from ________________ to ______________

                        Commission file number 333-75956


                                 NS8 Corporation
                             ----------------------

        (Exact name of small business issuer as specified in its charter)

                  Delaware                                      13-4142621
                 ----------                                   -------------
        (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)


                1420 Fifth Avenue, 22nd Floor, Seattle, WA 98101
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 521-5986
                                -----------------
                           (Issuer's telephone number)



(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No X
   ----     ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act): Yes       No X
                           ----     ----

         As of May 15, 2006, there were 103,282,868 shares of common stock, with a par value of $0.001, issued and outstanding, and 7,100,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").

         Transitional Small Business Disclosure Format (check one). Yes   No X
                                                                       ---   ---

                                NS8 Corporation.
                                 March 31, 2006
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements.............................................4
Item  2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................19
Item  3.      Controls and Procedures.........................................24

                           PART II - OTHER INFORMATION

Item  1.      Legal Proceedings...............................................24
Item  2.      Unregistered Sales of Equity Securities.........................24
Item  3.      Defaults Upon Senior Securities.................................24
Item  4.      Submission of Matters to a Vote to the Security Holders.........25
Item  5.      Other Information...............................................25
Item  6.      Exhibits........................................................25

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

o our ability to commercialize our products and to begin to generate revenue and to eventually generate a profit;

o        our ability to raise additional capital to sustain our operations;

o        the acceptance of our products, services and technology by consumers;

o        our ability to protect your intellectual property;

o our ability to establish strategic licensing relationships with digital media content owners, communication companies and consumer electronic hardware manufacturers; and

o        the amount and timing of future  sales of our common  stock that we are
         required  to  issue  upon   conversion   of   outstanding   convertible
         securities.

         A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2005 annual report on Form 10-KSB filed with the Security and Exchange Commission on April 17, 2006. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

    Consolidated Balance Sheet as of March 31, 2006 (unaudited) ...............5

    Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (unaudited)..................6

    Consolidated Statements of Comprehensive Income (Loss) for
          the three months ended March 31, 2006 and March 31, 2005
          and for the period from June 18, 1999(inception) to
          March 31, 2006 (unaudited)...........................................7

    Consolidated Statements of Cash Flows for the three
          months ended March 31, 2006 and March 31, 2005
          and for the period from June 18, 1999 (inception)
          to March 31,2006 (unaudited).......................................7-8

    Notes to Consolidated Financial Statements (unaudited)..................9-19

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2006
                                                                     (Unaudited)
--------------------------------------------------------------------------------

       ASSETS
                                                               March 31,
                                                                 2006
                                                             ------------
Current assets
    Cash and cash equivalents                                $     12,986
    Prepaid expenses and other current assets                      81,731
                                                             ------------

       Total current assets                                        94,717

Property and equipment, net                                       199,611
Other assets                                                       22,881
                                                             ------------
          Total assets                                       $    317,209
                                                             ============

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued expenses                    $    817,976
    Accrued payroll and related expenses                        1,681,730
    Notes payable                                                 780,000
    Notes payable - shareholders                                2,220,858
                                                             ------------
       Total current liabilities                                5,500,564


Convertible debentures, net of debt discount of $1,438,858      2,399,672
Derivative liability                                            5,377,786
                                                             ------------
          Total liabilities                                    13,278,022
                                                             ------------

Commitments and contingencies

Shareholders' deficit
    Preferred stock, $0.0001 par value;
       5,000,000 shares authorized
       no shares issued and outstanding                              --
    Common stock, $0.0001 par value;
       750,000,000 shares authorized
       110,383,590 shares issued and outstanding                   11,038
    Additional paid-in capital                                  8,750,998
    Accumulated other comprehensive loss                          (58,178)
    Deficit accumulated during the development stage          (21,664,671)
                                                             ------------

          Total shareholders' deficit                         (12,960,813)
                                                             ------------

             Total liabilities and shareholders' deficit     $    317,209
                                                             ============



                                                                                   NS8 CORPORATION
                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three Months Ended March 31, 2006 and 2005 (Unaudited) and
                       for the Period from June 18, 1999 (Inception) to March 31, 2006 (Unaudited)
--------------------------------------------------------------------------------------------------



                                                                                     For the Period
                                                     For the Three Months Ended       from June 18,
                                                              March 31,             1999 (Inception)
                                                   ------------------------------      to March 31,
                                                        2006             2005             2006
                                                   -------------    -------------    -------------
Operating expenses
    Research and development                       $     189,915    $     256,891    $   3,653,823
    General and administrative                           885,831        3,809,089       20,078,160
                                                   -------------    -------------    -------------
       Total operating expenses                        1,075,746        4,065,980       23,731,983
                                                   -------------    -------------    -------------

Loss from operations                                  (1,075,746)      (4,065,980)     (23,731,983)
                                                   -------------    -------------    -------------

Other (expense) income
    Other (expense) income                                  (308)        (201,999)          25,562
    Interest expense                                    (368,059)        (167,178)      (1,480,942)
    Loss on extinguishment of debt                          --               --         (2,250,000)
    Change in fair value of derivative liability      (2,065,040)       2,608,820        5,772,692
                                                   -------------    -------------    -------------

       Total other income, net                        (2,433,407)       2,239,643        2,067,312
                                                   -------------    -------------    -------------


Net loss                                           $  (3,509,153)   $  (1,826,337)   $ (21,664,671)
                                                   =============    =============    =============

Basic and diluted loss per share                   $       (0.03)   $       (0.02)
                                                   =============    =============

Weighted-average shares outstanding -
    basic and diluted                                110,383,590       88,211,283
                                                   =============    =============



                                                                     NS8 CORPORATION
                                                       (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     For the Three Month Ended March 31, 2006 & 2005 (Unaudited) and
         for the Period from June 18, 1999 (Inception) to March 31, 2006 (Unaudited)

------------------------------------------------------------------------------------

                                                                        For the Period
                                         For the Three Months Ended      from June 18,
                                                 March 31,             1999 (Inception)
                                        ----------------------------      March 31,
                                            2006            2005            2006
                                        ------------    ------------    ------------
Net loss                                $ (3,509,153)   $ (1,826,337)   $(21,664,671)

Other comprehensive loss
     Foreign currency exchange losses         (4,839)         (2,793)        (58,178)
                                        ------------    ------------    ------------

Comprehensive loss                      $ (3,513,992)   $ (1,829,130)   $(21,722,849)
                                        ============    ============    ============



                                                                                                NS8 CORPORATION
                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Three Month Ended March 31, 2006 & 2005 (Unaudited) and
                                    for the Period from June 18, 1999 (Inception) to March 31, 2006 (Unaudited)


                                                                                                  For the Period
                                                                    For the Three Months Ended      from June 18,
                                                                            March 31,            1999 (Inception)
                                                                   ----------------------------      March 31,
                                                                        2006            2005            2006
                                                                   ------------    ------------    ------------
Cash flows from operating activities                                                 (Restated)
      Net loss                                                     $ (3,509,153)   $ (1,826,337)   $(21,664,672)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Depreciation and amortization                                13,548          14,549         174,706
            Amortization of prepaid consulting services                    --         2,643,384       3,098,622
            Compensation charge for
               in-the-money stock options                                  --             8,250         112,600
            Provision for uncollectible note receivable                    --              --            25,000
            Compensation charge for
               in-the-money warrants                                       --              --            20,000
            Amortization of debt discount related to
               notes payable                                               --             9,894         127,032
            Amortization of debt discount related to
               convertible debentures                                   146,100          76,602         489,713
            Issuance of stock for services                                 --              --           565,720
            Issuance of stock for compensation                             --              --         1,029,155
            Estimated fair value of warrants granted
               for services                                               5,300            --         5,756,021
            Estimated fair value of options granted
               to employees                                             235,878            --           235,878

            Estimated fair value of options granted
               for services                                                --              --         1,274,400

            Loss on extinguishment of debt                                 --              --         2,250,000
            Change in fair value of derivative liability              2,065,040      (2,608,820)     (5,772,692)
            (Increase) decrease in
               Other assets                                             (14,650)           --           (22,880)
               Prepaid expenses and other
                  current assets                                         44,739           8,557      (3,213,585)
            Increase (decrease) in
               Accounts payable and accrued
                  expenses                                              189,077         290,387       1,142,429
               Accrued payroll and related expenses                      56,651        (118,282)      1,714,961
                                                                   ------------    ------------    ------------



Net cash used in operating activities                                  (767,470)     (1,501,816)    (12,657,592)
                                                                   ------------    ------------    ------------

Cash flows from investing activities
      Issuance of note receivable                                          --              --          (200,000)
      Collections on note receivable                                     25,000            --           175,000
      Purchase of property and equipment                                 (3,698)        (78,674)       (325,296)
                                                                   ------------    ------------    ------------

Net cash used in investing activities                                    21,302         (78,674)       (350,296)
                                                                   ------------    ------------    ------------

Cash flows from financing activities
      Proceeds from notes payable                                       250,000            --           750,000
      Proceeds from contribution of capital                                --            34,386          34,386
      Payments on convertible debentures                                   --              --          (400,000)

      Proceeds from convertible debentures                                 --              --         3,100,000
      Proceeds from issuance of common
         stock                                                             --            30,000       3,827,652
      Payments on notes payable from
         shareholders                                                      --              --          (755,362)
      Proceeds from notes payable due to shareholders                   510,491            --         6,628,507
      Payments for redemption of shares                                    --              --            (2,662)
      Offering costs                                                       --              --           (54,242)
      Payments on capital lease obligations                              (5,334)         (1,809)        (44,780)
                                                                   ------------    ------------    ------------

Net cash provided by financing activities                               755,157          62,577      13,083,499
                                                                   ------------    ------------    ------------

Effect of exchange rate changes
      on cash                                                            (4,839)         (2,793)        (62,626)
                                                                   ------------    ------------    ------------

Net (decrease) increase in cash and cash
      equivalents                                                         4,150      (1,520,706)         12,985

Cash and cash equivalents,
      beginning of period                                                 8,836       1,562,040            --
                                                                   ------------    ------------    ------------
Cash and cash equivalents,
      end of period                                                $     12,986    $     41,334    $     12,985
                                                                   ============    ============    ============

Supplemental disclosures of cash flow
      information:

      Interest paid                                                $      1,723    $      2,095
                                                                   ============    ============

Supplemental schedule of non-cash investing and financing activities:

      Estimated fair value of warrants issued
         for prepaid services                                      $     32,000    $       --
                                                                   ============    ============
      Estimated fair value of debt-related derivative
         liabilities reclassified from liabilities to
         paid-in capital                                           $       --      $     57,143
                                                                   ============    ============
      Conversion of notes payable - shareholders
         into common shares                                        $       --      $    600,000
                                                                   ============    ============

      Conversion of convertible debentures                         $       --      $    200,000
                                                                   ============    ============
      Reclassification of accrued interest
         to notes payable                                          $     30,000    $       --
                                                                   ============    ============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2006
--------------------------------------------------------------------------------

 NOTE 1.  -  ORGANIZATION AND LINE OF BUSINESS

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

NOTE 2. - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. During the three months ended March 31, 2006, the Company incurred a net loss of $3,509,153 and had negative cash flows from operations of $767,470. In addition, the Company had a deficit accumulated during the development stage of $21,664,671 at March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2006 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.




NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Preparation of Financial Statements
         --------------------------------------------

         These unaudited interim financial statements of NS8 Corporation and its subsidiaries (collectively, "NS8", "we" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

           The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

         Restatement  of prior year  quarterly  results of  operations  and cash flows
         -----------------------------------------------------------------------

         The financial information as of, and for the three months ended March 31, 2005 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-QSB filed with the SEC on May 16, 2005. The restatement is further discussed in Note 8.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

         Development Stage Enterprise
         ----------------------------

         The Company is a development stage company as defined in the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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


         Accounting for Derivative Instruments
         -------------------------------------

         In connection with the issuance of certain convertible debentures in May and June 2004 and November 2005 (see Note 5), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

         In addition, the Company was required to file a registration statement in December 2005, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). If the registration statement is not declared effective by the Effectiveness Deadline, the Company is required to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. As of May 15, 2006, the required registration statement has not been declared effective, and therefore the Company has accrued approximately $81,000 for the period from February 27, 2006 through March 31, 2006.

         During the three months ended March 31, 2006, the Company recognized other expenses of $2,065,040 which related to recording the derivative liability at fair value. At March 31, 2006, the derivative liability balance is $5,377,786.



         Net Loss Per Common Share
         -------------------------

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive shares are excluded from the computation if their effect is antidilutive. At March 31, 2006 and 2005 the outstanding number of potentially dilutive common shares totaled approximately 89,933,309 and 32,764,915 respectfully.

However, as the Company incurred net losses for all periods presented herein, none of the stock options and warrants outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

         Research and Development
         ------------------------

         Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. Through March 31, 2006, the Company has expensed all costs incurred to internally develop its software.

         Capitalization of research and development costs begins upon the establishment of technological feasibility of our products. We have determined that technological feasibility of our software and web-based products is reached immediately before the products are available for delivery to customers. Research and development costs that are incurred after technological feasibility is established are not material and have not been capitalized.

         Foreign Currency Translation
         ----------------------------

         Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity (deficit) as accumulated by other comprehensive income (loss).

         Estimates
         ---------

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company include recoverability of long-lived assets, valuation of warrants and options to purchase common stock, embedded put options and deferred tax assets. Actual results could differ from those estimates.

         Recent Accounting Pronouncements
         --------------------------------

         In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our consolidated financial statements.

NOTE 4. - NOTES PAYABLE

Amounts due under notes payable entered into during the three months ended March 31, 2006 include the following:

o Unsecured promissory note for principal of $150,000. The note bears interest at 7% per annum and is payable on demand.

o Unsecured promissory note for principal of $100,000. The note bears interest at 7% per annum and principal and any unpaid interest is due August 26, 2006.

Amounts due under notes payable entered into prior to January 1, 2006:

o Unsecured short term loans for principal of $225,000. The loans bear interest at 8% per annum, and the principal and any unpaid interest are payable on demand.

o Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest are payable on demand.

o Unsecured promissory note for principal of $180,000. The note bears interest at 8% and is payable on demand. During the three months ended March 31, 2006, the note with an original principal balance of $150,000 was assigned to a new note holder. The new note was issued in the amount of $180,000, which included $30,000 of accrued interest.


o Unsecured promissory note for principal of $25,000. The note bear interest at 7% per annum and principal and any unpaid interest are payable on demand.

Interest expense was $13,000 and $7,000 for the three months ended March 31, 2006 and 2005, respectively. Accrued interest on the notes was $54,000 at March 31, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 5. - CONVERTIBLE DEBENTURES

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

At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debenture upon three business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed on pro rata basis.

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

In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On March 31, 2006, the outstanding principal of the Convertible Debenture was $975,100, less the remaining debt discount of $105,525. The Company recognized interest expense of $21,100 and $75,602 in the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is approximately $278,600 at March 31, 2006 and is included in the accompanying consolidated balance sheet.

On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced previously issued promissory notes in the amount of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses in the amount of $145,000 which was included in the debt discount as discussed above.. Upon the effectiveness of the SB-2 Registration Statement which was filed on December 12, 2005, the Company will issue a fourth convertible debenture to Cornell Capital in the amount of $300,000. These debentures will collectively be the "November Debentures." The November Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at the fair value in the accompanying consolidated balance sheet.

The amendment of the promissory notes into the November Debentures represents a modification of terms of the promissory notes. Pursuant to EITF No. 96-19, "Debtors' Accounting for a Modification or Exchange of Debt Instruments," and EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," the Company accounted for this modification as an extinguishment of debt and the issuance of new debt.
Accordingly, during the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $2,250,000 related to the value of the warrants issued in connection with the November Debentures. The unamortized debt discount balance is $1,3333,333 at March 31, 2006, and the company recognized $125,000 of interest expense during the three months ended March 31, 2006.

In connection with the issuance of the November Debentures, the Company recorded a debt discount of $1,500,000, consisting of an embedded put option and financing fees, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through November 2008. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the November Debentures.

On January 23, 2006, the Company received a conversion notice in the amount of $183,989, convertible into 5,840,921 common shares at a price of $0.0315 per share. The shares cannot be issued until the SB-2 is declared effective. The shares were not recorded by the Company as issued or outstanding.

Interest expense was $230,000 and $95,000 for the three months ended March 31, 2006 and 2005 respectively. Accrued interest on the convertible debentures was $222,500 at March 31, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.


NOTE 6. - SHAREHOLDERS' DEFICIT

Employee Stock Options
----------------------

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

         2004 Stock Option Plan
         ----------------------

         We adopted our 2004 Stock Option Plan on February 4, 2004. The Plan provides for the grant of "non-statutory stock options." The total number of shares of common stock reserved for issuance under the Plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. In March of 2005, the 2004 Stock Option Plan was amended to clarify the continuous employment requirements of the vesting schedule of the Company's stock options and to provide for a standardized stock option exercise form to be used by optionees wishing to exercise vested stock options. If no vesting schedule is specified at the time of the grant, the Options vest in full over the course of two years from the date of grant as follows: 25% vest six months from the date of grant and 75% vest pro rata monthly over eighteen months.

A summary of option activity as of March 31, 2006, and changes during the three months ended is presented below:


                                             For the three months ended March 31, 2006
----------------------------------- -------------------------------------------------------
                                                                  Weighted
                                                     Weighted      Average
                                                     Average      Remaining     Aggregate
                                                     Exercise    Contractual    Intrinsic
                                       Options        Price         Life         Value
----------------------------------- ------------- ------------- ------------- -------------
Outstanding at January 1, 2006         31,438,327  $       0.22           3.9    $  161,350
Granted                                    25,000          0.09            --            --
Exercised                                      --            --            --            --
Forfeited or expired                     (161,167)         0.32            --            --
----------------------------------- ------------- ------------- ------------- -------------
Outstanding at March 31, 2006          31,302,160  $       0.37           3.6    $  161,350

----------------------------------- ============= ============= ============= =============
Currently exercisable                  28,964,384  $       0.35           3.5    $  161,350
----------------------------------- ============= ============= ============= =============


                                    For the three months ended March 31, 2006
----------------------------------- ------------------------------------------
                                                             Weighted
                                                             Average
                                               Non-vested  Grant Date
                                               Options     Fair Value
-----------------------------------          ------------- -------------
Non-vested at January 1, 2006                  2,932,438    $       .35
Granted                                           25,000            .11
Vested                                          (594,661)           .37
Forfeited                                        (25,000)           .11
-----------------------------------          ------------- -------------
Non-vested at March 31, 2006                   2,337,776    $        .30
-----------------------------------          ============= =============

         The estimated fair values of stock options granted in 2006 and 2005 were derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of NS8's stock over a period equal to the expected term. NS8 uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the assumptions used in the pricing model:


                                       For the three months ended March 31,
                                            2006                2005
                                         -----------       ---------------
 Expected lives in years                          5                     5
 Risk free interest rates                       4.6  %                3.3  %
 Volatility                                     236  %                100  %
 Dividend yield                                   0  %                  0  %

         As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated 3% forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three months ended March 31, 2005, we accounted for forfeitures as they occurred. For options granted prior to January 1, 2006 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

For the three months ended March 31, 2006, the Company recognized compensation cost of $ 235,878, which is included in general and administrative expenses in the accompanying consolidated statement of operations, as a result of the adoption of SFAS 123R. In addition, the total compensation cost related to non-vested awards not yet recognized approximates $730,000, which will be recognized as expense over the weighted average vesting period of .85 years.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

                                       For the three months ended March 31, 2006
                                       -----------------------------------------
                                            SFAS 123R                APB 25
                                          ---------------        ---------------
 Loss before income taxes                  $  (3,509,153)         $  (3,273,275)
 Net loss                                  $  (3,509,153)         $  (3,273,275)
 Basic and diluted net loss per share      $         .03          $         .04


         Pro Forma Information for Periods Prior to 2006
         -----------------------------------------------

         In periods prior to the fiscal year ending December 31, 2006, we followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, ("SFAS 123"). The following table illustrates the effect on net income and earnings per share for the quarter ended March 31, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

                                                    For the three
                                                      months
                                                       ended
                                                   March 31, 2005
------------------------------------------------  ----------------
                                                     (Restated)

Net income, as reported                           $   (1,826,337)

  Deduct: Pro forma stock option compensation
            expense for stock options granted
            using a fair value method                   (158,989)
                                                  ----------------


  Pro forma net income                            $   (1,985,326)
                                                  ================
  Basic net income per common share:

Basic and diluted - as reported                   $        (0.02)
                                                  ================
Basic and diluted - pro forma                     $        (0.02)
                                                  ================

         Accuracy of Fair Value Estimates
         --------------------------------

         We develop our assumptions based on the Black-Scholes model. We are responsible for determining the assumptions used in estimating the fair value of share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-Based Compensation Expense
--------------------------------

         Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("FAS 123R"). FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and include such costs as an expense in their statements of operations over the requisite service (vesting) period. We elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to December 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, we recognize as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. We use the Black-Scholes option-pricing model to measure fair value. This is the same method we used in prior years for disclosure purposes.

We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of our net deferred tax assets and our operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect our cash flow from operations or cash flow from financing activities.

         Warrants
         --------

         On March 7, 2006, the company entered into a public relations agreement with Rubenstein Investor Relations Inc. ("RIR") based in New York RIR specializes in introducing and positioning small-and mid cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the company executes its business plan. Upon the execution of the agreement, NS8 issued to RIR and several of its associates warrants, which vested upon grant, to purchase 200,000 shares of common stock. The warrants are exercisable over a five year period at a price of $0.16 per share. The company recorded a prepaid expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model. The company recorded consulting expense of $5,300 for the three months ended March 31, 2006.


NOTE 7. - RELATED PARTY TRANSACTIONS

         Notes Payable - Shareholders
         ----------------------------

         Notes payable to shareholders at March 31, 2006 amounted to $2,220,857 and consisted of loans from several shareholders to finance the Company's operations. Various due dates and interest rates are stated below for the three months ended March 31, 2006.

         Between January and March 2006, the company borrowed $506,217 from various shareholders for notes with original principal balances ranging between $2,000 and $125,000. The notes bear interest at rates ranging between 6% to 7% and are due on demand.

         Between May and October 2005, the Company borrowed $598,333 from various shareholders for notes with original principal balances ranging between $25,000 and $150,000. During 2005 the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are either due on demand or mature in January 2006. The notes are in default and are due on demand.

            The Company  borrowed  $2,033 from a  shareholder  during 2005.  The
Company borrowed $4,274 from a shareholder during 2006. The amounts are unsecured, are non-interest bearing and are due on demand.

            Between May and October 2004, the Company borrowed $1,050,000 from various shareholders for notes with original principal balances ranging between $150,000 and $200,000. All of the notes bear interest at a rate of 10% per annum and are either due on demand or mature on March 31, 2006, as amended. The notes are in default and are due on demand.

         On March 11, 2004, the Company entered into a promissory note agreement, which provided that upon repayment of the $250,000 owing under the loan, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest was due on December 11, 2005. On December 21, 2005 the due date of the promissory note was extended to March 31, 2006. The note is in default and is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense over the period until the note matures or is converted. In connection with the convertible debenture issued in May 2004 (see Note 5), the value of the warrants was recorded as a derivative liability (see Note 3). The Company recognized $9,894 as interest expense during the year ended December 31, 2005 and $146,100 as interest expense related to the amortization of the debt discount during the three months ended March 31, 2006.


NOTE 8. - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of its convertible notes payable (see Note 5) was not in accordance with SFAS No. 133. The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

During the year ended December 31, 2005, the Company also determined that certain transactions involving the issuance of its warrants to purchase shares of common stock issued in connection with consulting services were not properly accounted for under EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."


The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2005.


Consolidated balance sheet at March 31, 2005:


                                                         As previously reported       Adjustments           As restated

                                                              Debit (Credit)         Debit (Credit)        Debit (Credit)
                                                                 Balance                                      Balance
                                                          --------------------   --------------------   --------------------
Prepaid expenses                                          $            92,293    $       362,945  (1)   $          455,238

Convertible Debenture                                     $          (996,431)   $       (40,887) (2)   $       (1,037,318)

Derivative Liability                                      $                 -    $    (3,486,567) (3)   $          820,604
                                                                                 $     2,608,820  (4)
                                                                                 $        57,143  (5)

Additional Paid In Capital                                $        12,063,545)   $     7,175,449  (6)   $       (6,602,718)
                                                                                 $       (57,143) (7)
                                                                                 $    (1,657,449) (8)
                                                                                 $           (30) (9)

Deficit  accumulated during the  development stage        $        18,356,775    $    (3,688,882)(10)   $       13,394,464
                                                                                 $    (1,273,429)(11)



Consolidated statement of operations for the three months ended March 31, 2005:

                                                         As previously reported       Adjustments           As restated
                                                          --------------------   --------------------   --------------------
General and Administrative Expenses                       $         2,473,698    $     1,335,391  (1)   $        3,809,089
Change in Fair Value of Derivative Liability              $                 -    $     2,608,820  (4)   $        2,608,820
Net Loss                                                  $        (3,099,766)   $     1,273,429 (11)   $       (1,826,337)
Loss per common share - basic and diluted                 $             (0.04)   $          0.02        $            (0.02)


         (1) To properly account for the amortization of the estimated fair value of a fully vested warrant issued in connection with consulting services.

         (2) To properly amortize the debt discount over the lives of the related convertible debt instruments.

         (3) To record the estimated fair value of derivative liabilities at December 31, 2004.

         (4) To record the change in fair value of derivative liabilities during the period ended March 31, 2006.

         (5) To record the reclassification of derivative liabilities related to the conversion of notes payable.

         (6) To record the reclassification of the fair value of warrants and embedded put options issued with convertible notes from additional paid in capital to derivative liability at December 31, 2004.

         (7) To record the reclassification of derivative liability to additional paid in capital.

         (8) To properly state the estimated fair value of fully vested warrants to purchase common stock for consulting services.

         (9) To correct an inadvertent inaccuracy caused by calculation error in the originally filed Form 10-QSB for the quarter ended March 31, 2005, which resulted in the originally filed balance sheet being out of balance.

         (10) To record the effects of the 2004 restatement, as described in the Company's Form 10-KSB for the year ended December 31, 2005.

         (11)     To record the net effects of (1) and (4) noted above.

NOTE 9. - SUBSEQUENT EVENTS

            Notes Payable
            -------------

            Between April and May 2006, the Company borrowed $250,000 from various shareholders for notes with original principal balances ranging between $37,500 and $125,000. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand.

            On April 5, 2006, the Company received notification from one of its note holders that it had sold and assigned its notes in the amount of $200,000 and $175,000 to a new note holder effective April 3, 2006. The new note holder has requested the Company to issue new Promissory Note that will include the principal outstanding plus accrued interest owing to March 31, 2006.

            On April 5, 2006, the Company received notification from one its note holders that it had sold and assigned its notes in the aggregate amount of $925,000 to a new note holder effective April 3, 2006. The new note holder has requested the Company to issue new Promissory Note that will include the principal outstanding plus accrued interest owing to March 31, 2006.

            On April 5, 2006 the Company received notification from one of its note holders that it had sold and assigned its note in the amount of $75,000 to a new note holder effective April 3, 2006. The new note holder has requested the Company to issue a new Promissory Note that will include the principal outstanding plus accrued interest owing to March 31, 2006.



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Special Note Regarding Forward Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

         On May 12, 2006, the management of the Company concluded that certain of the Company's previously issued financial statements should be restated to amend and restate our quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The March 31, 2005 financial statements included in this quarterly report reflect all adjustments we have made to our unaudited consolidated financial statements for the period ended March 31, 2005 as a result of the restatements. Specifically, we strongly encourage you refer to Footnote No. 8 Restatement of Previously Issued Financial Statements in the accompanying consolidated financial statements. We have used the restated amounts in the comparative discussions for 2005 that follow.


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

With the introduction of our iWave Interactive Services ("iWave") we continue to see increased commercial interest and customer opportunities using our two distinct business models: (A) the commercial customer model, in which we license iWave technology products and related services to telecommunication companies and provide them with the necessary tools and support so they can fully manage the iWave platform and expand their entertainment service offering through their established networks and customer base; and (B) direct-to-consumer partnerships, which are NS8-managed iWave deployments in which we partner with medium (50,000 or greater consumers) to large (500,000 or greater consumers) Internet Service Providers (ISPs) to expand their consumer service offerings and deploy our iWave system to the end customer.

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

In January  2006,  we obtained  the  license  through  Acme Mobile Pte.  Ltd. of
Singapore, to reproduce, digitize and broadcast mobile entertainment content such as games, images, karaoke's and other applications on our own website and on mobile phones in Thailand, Singapore, Australia, New Zealand, Taiwan, Hong Kong and the Philippines. We intend to license the content to consumers in those countries and to share the revenue derived from the licensing of that content with the content provider.

In February 2006 we signed an exclusive multi year content distribution and alliance agreement with Rockamedia LLC and M3 Entertainment of New York to offer biographies of famous music artists to the Asian and North American markets for broadband PC and video on demand (VOD).

In March 2006 we signed a multi-year video on demand content distribution agreement with True Corporation Plc. of Thailand. This agreement will provide True with iWave Internet Protocol TV (IPTV) content for distribution over True's IPTV networks within the Asia Pacific market.

We signed another agreement with True Digital Entertainment Company, a media subsidiary of True Corporation Plc. in March 2006 to enhance the consumer capabilities of their online music service.

In April 2006 we signed a non-exclusive multi-year distribution agreement with home entertainment programmer Image Entertainment Inc.'s subsidiary, Egami Media, Inc., allowing iWave to deliver exclusive program titles to North American consumers via iWave's PC on-demand services.

Plan of Operations
------------------

         Our highest priority remains the pursuit of the penetration of markets for our products generally and the adoption of iWave for both PC and non-PC markets specifically. Part of our overall growth strategy is to leverage the iWave services and technologies that we have built and positioned in the US and international markets, particularly in the Asia-Pacific region.

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

Research and Development
------------------------

         As part of our plan to sustain the long-term growth of our businesses through technological innovation, during the first quarter of 2006 we have continued to advance the functionality of our iWave interactive services platform.

Following our development roadmap, we expect to finalize the current beta testing of our iWave platform by end of May 2006. This fully functional version of the iWave platform addresses the management, distribution and delivery of digital content to customers using a PC. This will be the first commercial version of the iWave platform to be deployed to international clients and will take place during the second quarter of 2006. Our roadmap also contemplates upgrades to our PC version that will be released to commercial clients throughout the remainder of this year. These upgrades are being developed in parallel to current testing and deployment efforts, and will include some additional functionality and features. In particular cases, specific customizations for clients based on their current business models and infrastructure will be provided.

In parallel to the work for the iWave PC platform our Engineering team continues development in our platform for Internet Protocol Television ("IPTV") set top box systems.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 3, "Summary of Significant Accounting Policies" of our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

         Software Development Costs
         --------------------------

         Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we will capitalize internally developed software and software purchased from third parties when the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs will be amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we will evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value will be written off. At March 31, 2006, all costs incurred to internally develop our software had been expensed.

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

         Stock-Based Compensation
         ------------------------

         As of January 1, 2006, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for stock based employee compensation. SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the vesting period. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and the amount of stock options to be forfeited. If actual results differ significantly from these estimates, stock based compensation expense and the results of operations could be materially impacted.

RESULTS OF OPERATIONS

Three Months Ending March 31, 2006 Compared to Three Months Ending March 31, 2005 (restated)
-------------------------------------------------------------------------------

         Research and development expenses were $189,915 and $256,891 respectively during the three-month periods ending March 31, 2006 (the "2006 Period") and March 31, 2005 (the "2005 Period"). During the 2006 Period, we employed an average of 15 employees for research and development, compared to 18 employees in the 2005 Period. Wages and benefits for research and development personnel during the 2006 Period were $183,486 compared to $214,411 during the 2005 Period. The total research and development expense incurred during the 2006 Period represents approximately 17% of our total operating expenses for the 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $6,429 of this amount was spent on equipment relating to research and development activities.

         General and administrative expenses for the 2006 Period significantly decreased to $885,831 from $3,809,089 during the 2005 Period. During the 2006 Period, we employed approximately 13 employees compared to 15 in the 2005 Period. Wages and benefits for general and administrative personnel during the 2006 Period were $270,846 compared to $454,554 during the 2005 Period. During the 2006 Period, we expensed $11,828 in consulting fees compared to $2,858,731 during the 2005 Period. In 2005, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. As a result of this warrants grant, we recorded approximately $1,034,000 in consulting fees in the 2005 Period. Our legal and accounting fees for the 2006 Period were $52,580 compared to $96,540 in the 2005 period. Interest expense for the 2006 period increased to $368,059 from $167,178 during the 2005 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures. In the 2005 Period the change in fair value of derivative liability produced income of $2,608,820 while in the 2006 Period we had a loss of $2,065,040.

As a result of the foregoing, we incurred a net loss of $3,509,153 or $0.03 per share during the 2006 Period, as compared to a net loss of $1,826,337 or $0.02 per share during the 2005 Period. We incurred a loss from operations of $1,075,746 during the 2006 Period, as compared to a loss from operations of $4,065,980 during the 2005 Period.


Liquidity and Capital Resources
-------------------------------

         We had negative working capital of approximately $5.4 million at March 31, 2006 and $4.4 million at December 31, 2005. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses and amounts due to shareholders.

Historically, we have financed our research and development activities to date with proceeds from the sale of our common stock, the issuance of convertible debentures, and loans from our officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:


                                                                For the                For the
                                                           Three-Months Ended     Three Months Ended
          Sources of Funds                                  March 31, 2006         March 31, 2005
          ----------------                                --------------------   --------------------
        Contribution of capital                           $          --         $      34,386
        Proceeds from issuance of common shares           $          --         $      30,000
        Proceeds from notes payable                       $     250,000         $          --
        Proceeds from notes payable to shareholders       $     510,491         $          --


We have suffered recurring losses from operations and have an accumulated deficit from inception on June 18, 1999 to March 31, 2006 of $21,664,671 at March 31, 2006. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

Additional cash is necessary to sustain operations both in the short and long term. Additional funding is expected to be obtained as new financial vehicles are currently being pursued. Our ability to meet operating and capital requirements depends upon financing from external sources and ability to generate revenues from the core technologies we have developed. We cannot assure that we will obtain sufficient financing to develop profitable operations prior to utilizing all of the current resources available to us. In addition, if we do not receive the funds in a timely manner or on a scale to meet our needs, we may be forced to curtail our operations.

We have recently signed contracts and agreements with several different companies that we anticipate will result in revenues to the company and produce cash flows to help us meet and sustain our operations.


Financing Activities
--------------------

         We have raised approximately $250,000, from the issuance of promissory notes during the period from January 1, 2006 through March 31, 2006 and an additional $250,000 during the period from April 1, 2006 through May 15, 2006. Furthermore, we anticipate receiving $300,000 to be paid by Cornell Capital Partners on the fifth business day after the effective date of the registration statement. We believe that these funds, together with our cash on hand at March 31, 2006, will be sufficient to fund our operations through June 30, 2006.

Our current capital resources will enable us to fund a minimum period of planned operations of less than 12 months, and we project that the estimated amount of additional funds that we will need to obtain to enable us to operate for a minimum period of 12 months from March 31, 2006 is $5,640,000. Our ability to meet operating and capital requirements depends upon financing from external sources, and our ability to generate revenues from the core technologies we have developed. We cannot assure you that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current financial resources available to us.

We continue to seek additional debt financing to replace less favorable existing debt financing. In addition, we may also attract new equity financing to fund our operations and possibly retire some of our existing debt financing. We hope that during the next 12 months we will be able to expand our commercial activities and generate revenues from the commercial exploitation of our technological products and services. However, we have not had any revenue from our products and services as of March 31, 2006.

The rate at which we used funds in our operations as of March 31, 2006, is $285,000 per month. We expect that certain recent and planned changes in our operations have impacted and will continue to impact on the rate at which funds are used in our operations in 2006 and we expect it to increase. We estimate that our monthly operating costs during 2006, which includes our 2006 expansion of commercial activities, will increase to approximately $470,000 per month.

If we are unable to generate revenue during 2006 and we do not receive sufficient capital from financing activities in a timely manner, we may be forced to significantly curtail, or cease, our operations. We plan to request the extension of the maturity of our outstanding debt due in the second and third quarters of 2006; however, should we fail, we may be subject to an involuntary bankruptcy or our creditors may foreclose on their security interest in our company. If the creditors foreclose upon their security interest in our company, our common shares would likely lose all of their value.

In addition, our management's strategy to address the $5.5 million of current liabilities reflected on the balance sheet of March 31, 2006, during the next 12 months includes, among other things, our plan to actively seek alternative and more favorable short and long-term debt and equity financing and to effect a re-organization of our current financing arrangements and liabilities. We have been actively engaged in this process for three months and have obtained prospects that we expect will realize a favorable term of subsequent funding. This will enable us to accelerate our current commercial opportunities which will potentially result in revenues, which in turn will enable us to service our current liabilities in a planned manner over a 36 months period. We plan to use all of our revenues for the purpose of expanding our business operations. Our financing will be used in part to reduce these liabilities over our planned 36 months period. A significant portion of our expected financing will also be used to accelerate our commercial opportunities and make necessary asset purchases in order to meet our expected development and operational capacity.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Although we have defaulted under certain provisions of two convertible debentures issued to Cornell Capital Partners, LP ("Cornell Capital") in May and June 2004, a Security Agreement dated May 19, 2004 between us and Cornell Capital, and promissory notes, amended and restated as of June 9, 2005 and issued to Cornell Capital, Cornell Capital did not take any action to declare an event of default under those arrangements. Subsequently, we terminated these finance arrangements and entered into new financing arrangements with Cornell Capital to replace the Convertible Debentures, the Security Purchase Agreement, the Security Agreement, the promissory notes issued to Cornell, and other financing documents. The Standby Equity Distribution Agreement made between Cornell Capital and us on May 19, 2004 was mutually terminated by Cornell Capital and us on the closing of a new financing transaction on November 14, 2005. As a result of the new financing agreements with Cornell Capital, we are no longer in default under our financing arrangements with Cornell Capital.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS


     10.1 Mobile Content Distribution Agreement dated January 9, 2006 between NS8 Corporation and Acme Mobile PTE Ltd (1).

     10.2 Content distribution and alliance agreement dated February 3, 2006 between NS8 Corporation and Rockamedia LLC.

     10.3 Amendment No. 1 to Securities Purchase Agreement dated as at February 7, 2006 between NS8 Corporation and Cornell Capital Partners, LP.

     10.4 Escrow Agreement dated as at February 7, 2006 between NS8 Corporation and Gallagher, Briody & Butler.

     10.5 Master Software License and Development Agreement dated April 11, 2006
          between  NS8  Corporation  and  True  Digital   Entertainment  Company
          Limited.(2)

     10.6 Digital interactive media content distribution agreement dated April 18, 2006 between NS8 Corporation and Egami Media, Inc.,

     10.7 Warrant issued March 7, 2006 entitling Rubenstein Investor Relations Inc to purchase 100,000 common shares of the Company at an exercise price of $.16 per share for a period of five years.

     10.8 Warrant issued March 7, 2006 entitling Tim Clemensen to purchase 50,000 common shares of the Company at an exercise price of $.16 per share for a period of five years.

     10.9 Warrant issued March 7, 2006 entitling William Swalm to purchase 50,000 common shares of the Company at an exercise price of $.16 per share for a period of five years.

(1) Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2005 filed on April 17, 2006

(2)      Previously filed in Registrant's Form 8-K filed on April 13, 2006




     31.1 Section  13(a)-14(a)/15(d)-14(a)   Certification  of  Chief  Executive
          Officer

     31.2 Section 13(a)-14(a)/15(d)-14(a) Chief Financial Officer

     32.1 Section 1350 Certification of Chief Executive Officer

     32.2 Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             NS8 Corporation



Dated:  May 16, 2006         By:  /s/ Anthony J. Alda
                                  ------------------------------
                                  Anthony J. Alda, Chairman of the Board and CEO
                                  (Principal Executive Officer)

Dated:  May 16, 2006         By:  /s/ Ricardo Rosado
                                  ------------------------------
                                  Ricardo Rosado, Chief Financial Officer
                                  (Principal Accounting Officer)