Form 10QSB
period 2006-06-30
NS8 CORP
filed 2006-08-21
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

                1420 Fifth Avenue, 22nd Floor, Seattle, WA 98101
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 521-5986
                           (Issuer's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No   X
                                                             ----     -----



Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act): Yes      No   X
                           ----     -----

As of August 21, 2006, there were 110,383,586 shares of common stock, with a par value of $0.0001, issued and outstanding, and 7,090,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").

       Transitional Small Business Disclosure Format (check one). Yes No X

                                 NS8 Corporation
                                  June 30, 2006
                         Quarterly Report on Form 10-QSB


                                                           Table of Contents
                                                                                                                Page
Special Note Regarding Forward Looking Statements.................................................................3


                                                    PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements................................................................................4
Item  2.      Management's Discussion and Analysis of Financial Condition and Results of Operations................
Item  3.      Controls and Procedures..............................................................................

                                                      PART II - OTHER INFORMATION

Item  1.      Legal Proceedings....................................................................................
Item  2.      Unregistered Sales of Equity Securities
Item  3.      Defaults Upon Senior Securities......................................................................
Item  4.      Submission of Matters to a Vote to the Security Holders..............................................
Item  5.      Other Information....................................................................................
Item  6.      Exhibits.............................................................................................


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

     o our ability to commercialize our products and to begin to generate revenue and to eventually generate a profit;

     o our ability to raise additional capital to sustain our operations; the acceptance of our products, services and technology by consumers;

     o    our ability to protect our intellectual property;

     o our ability to establish strategic licensing relationships with digital media content owners, communication companies and consumer electronic hardware manufacturers; and

     o    the amount and timing of future  sales of our common stock that we are
          required  to  issue  upon   conversion  of   outstanding   convertible
          securities.


A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2005 annual report on Form 10-KSB filed with the Security and Exchange Commission on April 17, 2006. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                                                    PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS                                                                                  Page
                                                                                                               ----

         Consolidated Balance Sheet as of June 30, 2006 (unaudited) ..............................................5

         Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005
               (unaudited) and for the period from June 18, 1999 (inception) to June 30, 2006 (unaudited).........6

         Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and
               June 30, 2005 and for the period from June 18, 1999 (inception) to June 30, 2006 (unaudited).......7

         Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 and for the period from June 18, 1999 (inception) to June 30, 2006 (unaudited)...............................8-9

         Notes to Consolidated Financial Statements (unaudited)...............................................10-27



                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                       June 30, 2006 (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                      June 30,
                                                                       2006
                                                                   ------------

Current assets
   Cash and cash equivalents                                       $     49,248
   Prepaid , consulting services
   Prepaid expenses and other current assets                             53,196
                                                                   ------------

     Total current assets                                               102,444

Property and equipment, net                                             197,751
Capitalized software development costs, net                             217,112
Other assets                                                             23,293
                                                                   ------------
        Total assets                                               $    540,600
                                                                   ============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                           $  1,087,331
   Accrued payroll and related expenses                               1,754,311
   Deferred revenue                                                     169,100
   Notes payable                                                        780,000
   Notes payable - shareholders                                       3,095,511
                                                                   ------------
     Total current liabilities                                        6,886,253

Convertible debentures, net of debt discount of $1,292,758            2,545,772
Derivative liability                                                  6,470,801
Other liabilities                                                         7,665
                                                                   ------------
      Total liabilities                                              15,910,491

Commitments and contingencies                                              --

Shareholders' deficit
   Preferred stock, $0.0001 par value;
     5,000,000 shares authorized
     no shares issued and outstanding                                      --
   Common stock, $0.0001 par value;
     750,000,000 shares authorized
     110,383,586 shares issued and outstanding                           11,038
   Additional paid-in capital                                         8,954,454
   Accumulated other comprehensive loss                                 (64,505)
   Deficit accumulated during the development stage                 (24,270,878)
                                                                   ------------
      Total shareholders' deficit                                   (15,369,891)
                                                                   ------------
        Total liabilities and shareholders' deficit                $    540,600
                                                                   ============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)

--------------------------------------------------------------------------------





                                                 For the Three Months Ended           For the Six Months Ended
                                                          June 30,                            June 30,            For the Period
                                                ------------------------------    ------------------------------     from June 18,
                                                                     2005                              2005         1999 (Inception)
                                                    2006          (Restated)          2006          (Restated)     to June 30, 2006
                                                -------------    -------------    -------------    -------------    -------------
Operating expenses
     Research and development                   $      61,340          214,862          251,255          471,753        3,715,163
     General and administrative                       861,002        1,469,745        1,746,833        5,278,834       20,939,225
                                                -------------    -------------    -------------    -------------    -------------

        Total operating expenses                      922,342        1,684,607        1,998,088        5,750,588       24,654,388
                                                -------------    -------------    -------------    -------------    -------------
Loss from operations                                 (922,342)      (1,684,607)      (1,998,088)      (5,750,588)     (24,654,388)
                                                -------------    -------------    -------------    -------------    -------------

Other (expense) income
     Other (expense) income                              (750)          (1,647)          (1,058)        (203,646)          24,875
     Interest expense                                (590,100)        (151,439)        (958,159)        (318,617)      (2,071,042)
     Loss on extinguishment of debt                      --               --               --               --         (2,250,000)
     Change in fair value of derivative
        liability                                  (1,093,015)        (437,315)      (3,158,055)       2,171,505        4,679,677
                                                -------------    -------------    -------------    -------------    -------------

        Total other income, net                    (1,683,865)        (590,401)      (4,117,272)       1,649,243          383,510
                                                -------------    -------------    -------------    -------------    -------------

Net loss                                        $  (2,606,207)   $  (2,275,008)   $  (6,115,360)   $  (4,101,345)   $ (24,270,878)
                                                =============    =============    =============    =============    =============

Basic and diluted loss per share                $       (0.02)   $       (0.02)   $       (0.06)   $       (0.04)
                                                =============    =============    =============    =============

Weighted-average shares outstanding -
        Basic and Diluted                         110,383,586       97,851,154      110,383,586       93,055,261
                                                =============    =============    =============    =============



                                                                NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
       For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)
--------------------------------------------------------------------------------


                                         For the Three Months Ended     For the Six Months Ended      For the Period
                                                June 30,                       June 30,                from June 18,
                                       ----------------------------    ----------------------------       1999
                                                           2005                            2005       (Inception) to
                                           2006         (Restated)        2006          (Restated)     June 30, 2006
                                       ------------    ------------    ------------    ------------    ------------
Net loss                               $ (2,606,207)   $ (2,275,008)   $ (6,115,360)   $ (4,101,345)   $(24,270,878)

Other comprehensive loss
    Foreign currency exchange losses         (6,327)         (1,179)        (11,166)         (3,972)        (64,505)
                                       ------------    ------------    ------------    ------------    ------------

Comprehensive loss                     $ (2,612,534)   $ (2,276,187)   $ (6,126,526)   $ (4,105,317)   $(24,335,383)
                                       ============    ============    ============    ============    ============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six Month Ended June 30, 2006 and 2005 (Unaudited) and for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)
--------------------------------------------------------------------------------


                                                          For the Six Months Ended      For the Period
                                                                  June 30,             from June 18, 1999
                                                         ----------------------------    (Inception) to
                                                                             2005          June 30,
                                                            2006          (Restated)        2006
                                                         ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                            $ (6,115,360)   $ (4,101,345)   $(24,270,878)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                        28,052          35,342         189,210
          Amortization of prepaid consulting services            --         3,053,617       3,098,622
          Compensation charge for
            in-the-money stock options                           --             1,250         112,600
          Provision for uncollectible note receivable            --              --            25,000
          Compensation charge for
            in-the-money warrants                                --              --            20,000
          Amortization of debt discount related to
            notes payable                                        --             9,894         127,032
          Amortization of debt discount related to
            convertible debentures                            292,200         123,724         635,813
          Issuance of stock for services                         --              --           565,720
          Issuance of stock for compensation                     --              --         1,029,155
          Estimated fair value of warrants granted
            for services                                       21,300            --         5,745,321
          Estimated fair value of options granted
            to employees                                      439,334            --           439,334
          Estimated fair value of options granted
            for services                                         --           369,000       1,713,734
          Loss on extinguishment of debt                         --              --         2,250,000
          Change in fair value of derivative liability      3,158,055      (2,171,505)     (4,679,677)
          (Increase) decrease in
            Other assets                                      (15,063)           --           (23,293)
            Prepaid expenses and other
              current assets                                   57,274         (24,856)     (3,174,350)
          Increase (decrease) in
            Accounts payable and accrued                         --
              expenses                                        674,458         239,437       1,627,810
            Deferred revenue                                  169,100            --           169,100
            Accrued payroll and related expenses              129,233        (135,409)      1,787,543
            Other long term liabilities                         7,665            --             7,665
                                                         ------------    ------------    ------------

Net cash used in operating activities                      (1,153,752)     (2,600,851)    (12,604,539)
                                                         ------------    ------------    ------------

Cash flows from investing activities
     Issuance of note receivable                                 --              --          (200,000)
     Collections on note receivable                            25,000            --           175,000
     Purchase of property and equipment                       (16,342)        (87,201)       (337,940)
     Capitalized software development costs                  (217,112)           --          (217,112)
                                                         ------------    ------------    ------------

Net cash used in investing activities                        (208,454)        (87,201)       (580,052)
                                                         ------------    ------------    ------------

Cash flows from financing activities
     Proceeds from notes payable                              250,000            --           750,000
     Proceeds from contribution of capital                       --            34,386          34,386
     Payments on convertible debentures                          --              --          (400,000)
     Proceeds from committed common stock                        --           (30,000)           --
     Proceeds from convertible debentures                        --              --         3,100,000
     Proceeds from issuance of common
       stock                                                     --           425,398       3,827,652
     Payments on notes payable from                            (5,000)
       shareholders                                              --           (50,000)       (755,361)
     Proceeds from notes payable due to shareholders        1,174,118         775,000       7,292,134
     Payments for redemption of shares                           --              --            (2,662)
     Offering costs                                              --              --           (54,242)
     Payments on capital lease obligations                     (5,334)         (3,759)        (44,780)
                                                         ------------    ------------    ------------

Net cash provided by financing activities                   1,413,784       1,151,025      13,747,127
                                                         ------------    ------------    ------------

Effect of exchange rate changes
     on cash                                                  (11,166)         (3,972)        (68,953)
                                                         ------------    ------------    ------------

Net (decrease) increase in cash and cash
     equivalents                                               40,412      (1,540,999)        493,583

Cash and cash equivalents,
     beginning of period                                        8,836       1,562,040            --
                                                         ------------    ------------    ------------

Cash and cash equivalents,
     end of period                                       $     49,248    $     21,041    $     49,248
                                                         ============    ============    ============

Supplemental disclosures of cash flow
     information:

     Interest paid                                              9,164           3,889
                                                         ------------    ------------

Supplemental schedule of non-cash investing and financing activities:

     Estimated fair value of warrants issued
       for prepaid services                              $     32,000    $       --
                                                         ============    ============
     Estimated fair value of debt-related derivative
       liabilities reclassified from liabilities to
       additional paid-in capital                        $       --      $     57,143
                                                         ============    ============

     Conversion of notes payable - shareholders          $       --      $  1,250,000
                                                         ============    ============
       into common shares
     Conversion of convertible debentures                $       --      $    300,000
                                                         ============    ============
       into common shares
     Reclassification of accrued interest to notes
       payable                                           $    246,027    $       --
                                                         ============    ============

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


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


NOTE 2. - GOING CONCERN


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2006, the Company incurred a net loss of $6,115,360 and had negative cash flows from operations of $1,153,752. In addition, the Company had a deficit accumulated during the development stage of $24,270,878 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.


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


The results of operations for the three- and six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Restatement of prior year quarterly results of operations and cash flows
------------------------------------------------------------------------

The financial information as of, and for the three months ended June 30, 2005 is labeled restated as it has been revised from the amounts previously filed in our Quarterly Report on Form 10-QSB filed with the SEC on August 22,2005. The restatement is further discussed in Note 8.

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


In addition, the Company was required to file a registration statement in December 2005, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is required to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. As of August 21, 2006, the required registration statement has not been declared effective, and therefore the Company has accrued approximately $81,000 for the period from February 27, 2006 through March 31, 2006 and $262,100 for the period from April 1, 2006 through June 30, 2006.


During the three and six months ended June 30, 2006, the Company recognized other expenses of $1,093,015 and $3,158,055 compared to other expense of $437,315 and a gain of $2,171,,505 during the three and six months which related to recording the derivative liability at fair value. At June 30, 2006, the derivative liability balance is $6,470,801.

Net Loss Per Common Share
-------------------------


The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive shares are excluded from the computation if their effect is antidilutive. At June 30, 2006 and 2005 the outstanding number of potentially dilutive common shares totaled approximately 91,905,026 and 38,738,211 respectively.


However, as the Company incurred net losses for all periods presented herein, none of the stock options and warrants outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

Research and Development
------------------------

Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product, not to exceed 5 years. At each balance sheet date, the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized cost of a computer software product exceeds its net realizable value is written off.


Capitalization of research and development costs begins upon the establishment of technological feasibility of our products. We have determined that technological feasibility of our software and web-based products is reached immediately before the products are available for delivery to customers. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that our certain software applications have reached technological feasibility. As a result, the Company capitalized related software development costs totaling $217,112.


Revenue Recognition
-------------------

We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry under Statement of Position ("SOP") 97-2, Software Revenue Recognition and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue recognition in Financial Statements". Revenue recognition requirements in the software industry are very complex and are subject to change. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.


Maintenance and training services to our customers are generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.


Revenues from licensing our software are generated from licensing agreements primarily with VOD distributors that generally pay a per-unit royalty fee. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies on working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accruals.

If we change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied. As of June 30, 2006 the balance in deferred revenue amounted to $169,100.

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


NOTE 4. - NOTES PAYABLE


Amounts due under notes payable entered into during the six months ended June 30, 2006 include the following:


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


o Unsecured promissory note for principal of $180,000. The note bears interest at 8% and is payable on demand. During the three months ended June 30, 2006, the note with an original principal balance of $150,000 was assigned to a new note holder. The new note was issued in the amount of $180,000, which included $30,000 of accrued interest.


o Unsecured promissory note for principal of $25,000. The note bear interest at 7% per annum and principal and any unpaid interest are payable on demand.


Interest expense was $15,000 and $7,000 for the three months ended June 30, 2006 and 2005, respectively. Accrued interest on the notes was $56,200 at June 30, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.











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


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On June 30, 2006, the outstanding principal of the Convertible Debenture was $975,100, less the remaining debt discount of $84,425. The Company recognized interest expense of $21,100 and $48,122 in the accompanying consolidated statements of operations for the three months ended June 30, 2006 and 2005, respectively, related to the amortization of the debt discount.


The fair value of the remaining derivative liability related to the embedded put option is approximately $278,600 at June 30, 2006 and is included in the accompanying consolidated balance sheet.


NOTE 5. - CONVERTIBLE DEBENTURES (CONTINUED)


On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced previously issued promissory notes in the amount of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses in the amount of $145,000 which was included in the debt discount as discussed above. Upon the effectiveness of the SB-2 Registration Statement which was filed on December 14, 2005, the Company will issue a fourth convertible debenture to Cornell Capital in the amount of $300,000. These debentures will collectively be the "November Debentures." The November Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see
Note 3) at the fair value in the accompanying consolidated balance sheet.


The amendment of the promissory notes into the November Debentures represents a modification of terms of the promissory notes. Pursuant to EITF No. 96-19, "Debtors' Accounting for a Modification or Exchange of Debt Instruments," and EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," the Company accounted for this modification as an extinguishment of debt and the issuance of new debt.
Accordingly, during the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $2,250,000 related to the value of the warrants issued in connection with the November Debentures. The unamortized debt discount balance is $1,208,333 at June 30, 2006, and the company recognized $125,000 of interest expense during the three months ended June 30, 2006.


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


Interest expense was $230,000 and $95,000 for the three months ended June 30, 2006 and 2005 respectively. Accrued interest on the convertible debentures was $307,500 at June 30, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.


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


A summary of option activity as of June 30, 2006, and changes during the three months ended is presented below:

                                                                                          Weighted
                                                                    Weighted              Average
                                                                    Average              Remaining              Aggregate
                                                                    Exercise            Contructual             Intrinsic
                                            Options                  Price                  Life                  Value
-------------------------------     ------------------------- ---------------------- --------------------  --------------------
Outstanding at January 1, 2006                    31,438,327   $           0.22                   3.9       $       161,350

   Granted                                            25,000               0.09                     -                   -

   Exercised                                               -                  -                     -                   -

   Forfeited or expired                            (806,380)               0.22                     -                   -
                                        ---------------------     ----------------- ---------------------  --------------------
Outstanding at June 30, 2006                   30,656,947      $           0.21                   2.6       $       225,338
                                        =====================     ================= =====================  ====================

                                        ---------------------     ----------------- ---------------------  --------------------
Currently exercisable                          29,317,825      $           0.20                   2.6       $       216,850
                                        =====================     ================= =====================  ====================


                                                                                              Weighted
                                                                                               Average
                                                           Nonvested                         Grant Date
                                                            Options                          Fair Value
---------------------------------------------       -------------------------     ---------------------------
Nonvested at January 1, 2006                                        2,932,438        $                   0.35
   Granted                                                             25,000                            0.11
   Vested                                                         (1,131,293)                            0.39
   Forfeited                                                        (487,023)                            0.16
                                                      ------------------------      --------------------------
Nonvested at June 30, 2006                                          1,339,122        $                   0.32
                                                      ========================      ==========================


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




                              Three Months Ended              Six Months Ended
                                June 30, 2006                  June 30 , 2006
                              ------------------            -------------------


  Expected lives in years           5                                 5

  Risk free interest rates         4.6%                              4.8%

  Volatility                       236%                              236%

  Dividend yield                    0%                                0%
                                 -----------                    -----------

As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated 3% forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three and six months ended June 30, 2005, we accounted for forfeitures as they occurred. For options granted prior to January 1, 2006 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

For the three and six months ended June 30, 2006, the Company recognized compensation cost of $235,878 and $439,334 respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations, as a result of the adoption of SFAS 123R. In addition, the total compensation cost related to non-vested awards not yet recognized approximates $628,202, which will be recognized as expense over the weighted average vesting period of .65 years.


The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

                                               For the three months ended June        For the six months ended June 30, 2006
                                                           30, 2006
                                              -----------------------------------     ---------------------------------------
                                                SFAS 123R             APB 25            SFAS 123R                 APB 25
                                              ---------------     ---------------     ---------------         ---------------
   Loss before income taxes                $       2,606,207          2,842,085            6,115,360              6,554,694
   Net loss                                $       2,606,207          2,842,085            6,115,360              6,554,694
   Basic and diluted net loss per share    $            0.02                0.03                0.06                    0.06


                 Pro Forma Information for Periods Prior to 2006

In periods prior to the fiscal year ending December 31, 2006, we followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, ("SFAS 123"). The following table illustrates the effect on net income and earnings per share for the quarter ended June 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:


                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                            2005                               2005
----------------------------------------------- ------------------------------ --- ------------------------------
                                                            (Restated)                         (Restated)
Net income, as reported                          $           (2,275,008)            $           (4,101,345)
     Deduct: Pro forma stock option
     compensation  expense for stock
     options granted using a fair value
     method                                                    (615,540)                          (381,065)

     Pro forma net income                        $           (2,890,548)            $           (4,482,410)
----------------------------------------------- ===== ======================== --- ===== ========================
     Basic net income per common share:
                                                                               ---
Basic and diluted - as reported                  $                  (0.02)          $                  (0.04)
                                                ===== ========================     ===== ========================
Basic and diluted - pro forma                    $                  (0.03)          $                  (0.05)
                                                ===== ========================     ===== ========================

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

Stock-Based Compensation Expense
----------------------------------

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


                                    WARRANTS


Our board of directors modified certain warrants to extend the expiration dates from April 25, 2006 to April 25, 2008 and from June 1, 2006 to June 1, 2008. The value of these warrant modifications, as determined using the Black-Scholes valuation model, was $17,150 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants). In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected on our accompanying statement of operation.


On March 7, 2006, the company entered into a public relations agreement with Rubenstein Investor Relations Inc. ("RIR") based in New York RIR specializes in introducing and positioning small-and mid cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the company executes its business plan. Upon the execution of the agreement, NS8 issued to RIR and several of its associates warrants, which vested upon grant, to purchase 200,000 shares of common stock. The warrants are exercisable over a five year period at a price of $0.16 per share. The company recorded a prepaid expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model. The company recorded consulting expense of $16,000 and 21,300 for the three and six months ended June 30, 2006.











NOTE 7. - RELATED PARTY TRANSACTIONS

                          NOTES PAYABLE - SHAREHOLDERS

Notes payable to shareholders at June 30, 2006 amounted to $3,095,511 and consisted of loans from several shareholders to finance the Company's operations. Various due dates and interest rates are stated below for the six months ended June 30, 2006.


Between April and June 2006, the company borrowed $662,500 from various shareholders for the notes with original balances ranging between $37,500 and $367,500. The notes bear interest at 6% and are due on demand.


Between January and March 2006, the company borrowed $506,217 from various shareholders for notes with original principal balances ranging between $2,000 and $125,000. The notes bear interest at rates ranging between 6% to 7% and are due on demand.


Between May and October 2005, the Company borrowed $598,333 from various shareholders for notes with original principal balances ranging between 25,000 and $150,000. During 2005 the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are either due on demand or mature in January 2006. The notes are in default and are due on demand.


The Company borrowed $2,033 from a shareholder during 2005. The Company borrowed
$5,274  from  a  shareholder  during  2006.  The  amounts  are  unsecured,   are
non-interest bearing and are due on demand.


Between May and October 2004, the Company borrowed $1,300,000 from various shareholders for notes with original principal balances ranging between $150,000 and $250,000. All of the notes bear interest at a rate of 10% per annum and are either due on demand or mature on March 31, 2006, as amended. During the three months ended June 30, 2006, the notes with aggregate principal balance of $1,300,000 were assigned to a new note holder. The Company reissued the notes under the same terms. All notes are due on demand. The aggregate principal amount of the new notes is $1,515,883, which included $216,027 of accrued interest.


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


The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at June 30, 2005 and the statements of operations for the three months ended June 30, 2005.


Consolidated balance sheet at June 30, 2005:

                                                         As previously reported       Adjustments                As restated


                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   -------------------------
Convertible Debenture                                     $           (154,151)  $       (40,887) (1)   $    (984,440)
                                                                                 $      (789,402) (2)

Derivative Liability                                      $                 -    $    (3,486,567) (3)   $  (1,544,348)
                                                                                 $     2,608,820  (4)
                                                                                 $        57,143  (5)
                                                                                 $      (723,744) (6)

Additional Paid In Capital                                $        (14,798,914)  $     7,175,449  (7)   $  (7,822,638)
                                                                                 $       (57,143) (5)
                                                                                 $    (1,657,449) (8)
                                                                                 $     1,515,420  (9)


Accumulated Other Comprehensive Loss                      $            49,293    $       (1,060) (10)   $       48,233

Deficit  accumulated during the  development stage        $        20,270,051    $   (3,688,882) (11)   $   15,306,527
                                                                                 $   (1,273,429) (12)
                                                                                 $      360,672  (13)
                                                                                 $        1,060  (11)



Consolidated statement of operations for the three months ended June 30, 2005:

                                                          As previously reported       Adjustments               As restated

                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   ------------------------
General and Administrative Expenses                       $        1,106,800     $       362,945  (14)   $   1,469,745


Interest Expense                                          $           591,027    $      (439,588) (15)  $         151,439

Change in Fair Value of Derivative Liability              $                 -    $       437,315  (15)  $          437,315


Net Loss                                                  $         1,914,336    $       360,672  (13)  $        2,275,008


(1) To properly amortize the debt discount over the lives of the related convertible debt instruments during the period ended March 31, 2005.


(2) To properly state the estimated debt discount related to convertible debt instruments for the period ended June 30, 2005.


(3) To record the estimated fair value of derivative liabilities at December 31, 2004.


(4) To record the change in fair value of derivative liabilities during the period ended March 31, 2005.


(5) To record the reclassification of derivative liabilities related to the conversion of notes payable.


(6) To record the change in fair value of derivative liabilities during the period ended June 30, 2005.


(7) To record the reclassification of the fair value of warrants and embedded put options issued with convertible notes from additional paid in capital to derivative liability at December 31, 2004.


(8) To properly state the estimated fair value of fully vested warrants to purchase common stock for consulting services.


(9) To record the reclassification of the fair value of warrants and embedded put options from additional paid in capital to derivative liability at June 30, 2005.


(10) To record the reclassification of accumulated other comprehensive loss and properly state beginning retained earnings at June 30, 2005.


(11) To record the net effects of the 2004 restatement, as described in the Company's Form 10-KSB/A for the year ended December 31, 2005.

(12) To record the net effects of the 2005 restatement, as described in the Company's Form 10-QSB/A for the period ended March 31, 2005.

(13) To record the net effects of (14) and(15)as noted above.


(14) To properly account for the amortization of the estimated fair value of a fully vested warrant issued in connection with consulting services.


(15) To properly state the derivative liability and resulting gain/loss from the change in fair value due to stock fluctuations.

NOTE 9. - SUBSEQUENT EVENTS

                                  NOTES PAYABLE

Between July and August 2006, the Company borrowed $225,500 from various shareholders for notes with original principal balances ranging between $9,000 and $102,000. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand and include the following:


On July 14, 2006, a loan was received from Brent Bysouth, a director of ours, for $10,000 CND. The loan is payable on demand and bears interest at a rate of 6% per annum.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.


This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Special Note Regarding Forward Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.


On May 12, 2006, the management of the Company concluded that certain of the Company's previously issued financial statements should be restated to amend and restate its quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The June 30, 2005 financial statements included in this quarterly report reflect all adjustments we have made to our unaudited consolidated financial statements for the period ended June 30, 2005 as a result of the restatements. Specifically, we strongly encourage you refer to Footnote No. 8, Restatement of Previously Issued Financial Statements in the accompanying consolidated financial statements. We have used the restated amounts in the comparative discussions for 2005 that follow.



Business Overview

We are a development stage company focused on the development and marketing of software-based technology products and related services for the delivery of on-demand media content over the internet. Our software solutions are designed for:

     o the distribution of on-demand content through the Internet to personal computing ("PC") devices, set-top boxes for television, and portable media devices, such as video-enabled cellular phones;

     o the placement of advertising in conjunction with the delivery of other digital media content;

     o the use of on-demand internet video for retail sales applications;

     o the distribution of digital movies or other content to theatres;

     o the distribution of digital music over the Internet; and o the electronic
     archiving  and   publishing  of  digital   content  for  use  in  a  secure
     environment.

With the introduction of our iWave Interactive Services ("iWave"), a division of NS8 Corporation, we continue to see increased commercial interest and customer opportunities using our two distinct business models:

(1) the commercial customer model, whereby we license iWave Interactive technology products and related services to telecommunication companies and provide them with the necessary technological tools and support so they can fully manage the iWave platform and expand their entertainment service offering through their established networks and customer base; and
(2) direct-to-consumer partnerships, which are NS8-managed iWave Interactive deployments in which we partner with medium to large Internet Service Providers (ISPs) to expand their consumer service offerings and deploy our iWave Interactive system to the end customer.

To complement  our  technology  offerings,  we continue to establish  commercial relationships with content owners in order to obtain the rights to distribute their catalogues of content. This strategy facilitates the adoption of the iWave Interactive platform by offering our prospective customers the benefit of having immediate access to content for their licensed platforms. This provides our customers with an immediate turn-key solution that permits them to satisfy the demands of their customer base for new services while it also helps them avoid the lengthy approval process of independently securing the licenses to distribute content to their customers.

Plan Of Operations
------------------

The second quarter of 2006 has been very successful for our expanding commercial operations and industry acceptance of our technologies and our business models.

In April 2006, we signed a non-exclusive multi-year distribution agreement with home entertainment programmer Image Entertainment Inc.'s subsidiary, Egami Media, Inc., allowing NS8's iWave Interactive to deliver exclusive program titles to North American consumers via iWave Interactive's PC on-demand services. Egami Media has agreed to provide NS8 with rights for a select list of premium titles from its library of approximately 1,500 digital titles, including high definition documentaries, feature films, TV series, comedy specials, foreign and special interest categories. We intend to make these programs available to consumers in Video-On-Demand (VOD), Subscription Video-On-Demand
(SVOD) and Download-to-Own (DTO) digital delivery options.

In June 2006, we entered into Licensing Agreements with ReelTime Infotainment Ltd. to provide IP Television and PC interactive on-demand systems for ReelTime's Australian market through our iWave Interactive system. In addition to receiving license fees for an initial 400,000 consumers for both IP Television and PC Interactive, iWave Interactive will share in the television and PC advertising revenues derived from the ReelTime service. ReelTime will use iWave Interactive as their store front interface and content management and distribution solution. The deployment of the PC platform is scheduled to be commercially released by ReelTime to the public throughout Australia by the end of the third quarter 2006. The IPTV deployment, which will allow ReelTime to provide on-demand services directly to the consumers' television through digital set top boxes, is scheduled to be commercially released in Australia by the beginning of September 2006.

In June 2006, we also signed a multi-year agreement with Advanced Datanetwork Communications Co., Ltd. (ADC), one of Thailand's largest telecommunication carriers, to provide interactive and on-demand digital media services to PC and mobile devices using iWave Interactive system. This arrangement will enable ADC's Buddy Broadband to offer interactive digital media and entertainment services to broadband based individual and commercial customers throughout Thailand using PC, mobile telephone and Internet television services. ADC Buddy Broadband and iWave Interactive will share in revenues derived from monthly commercial access, content usage and national advertising fees. National advertising and overall consumer adoption programs will be driven by ADC's Buddy Broadband throughout Thailand while iWave Interactive will provide complete technological, interactive content and consumer services support. ADC Buddy Broadband will also provide a selection of premium North American, Hollywood and Thai content as part of this service and iWave Interactive will provide a complimentary library of North American and Asian based content that ranges from mobile games, ring-tones, karaoke, accessories, popular music concerts, television programming, movies, specialty sports, documentaries and high definition programming. Content offered in the ADC Buddy-iWave Interactive internet service will be competitively priced and will be available in current consumer models of rent-to-view, purchase-to-own and electronic sell-through of physical DVD's.

In June 2006, we also signed a multi-year non-exclusive VOD content distribution agreement with ADC. The distribution agreement will enable iWave Interactive to distribute its library of films, music, concerts, documentaries, sports, high-definition and specialty programming over ADC's current IPTV services, Buddy Broadband.

Since we entered into an agreement with True Digital Entertainment Company, a media subsidiary of True Corporation Plc., in March 2006, we continue to work closely with True to enhance the consumer capabilities of their online music service in Thailand. We are in the final stages of technical integration, and expect that their True Music service will be available during the third quarter 2006.

We are continuing to plan the implementation of our upcoming pilot deployments in North America scheduled for the third quarter 2006. These are NS8-managed deployments, for which we are partnering with several medium-sized ISPs in different areas of the United States, in an effort to expand their consumer service offerings and deploy our iWave Interactive system thereby bringing the entertainment on-demand services direct to the end consumer.

We have achieved our commercial and strategic goals for this second quarter. As of the end of the second quarter 2006, we established an iWave Interactive commercial presence within three continents, Asia, Australia and North America. Our highest priority continues to be the penetration of iWave Interactive systems in both the PC and non-PC markets.

As we enter the third quarter of our 2006 fiscal year, we continue to implement our business plan with the enhanced confidence that our iWave Interactive product line has received acceptance in the market and that we are now in a position to positively leverage the current iWave Interactive product deployments. We anticipate that we will be able to continue to implement our business plans and take the appropriate action to promote the penetration of our designated market.


Research and Development
------------------------

Over the past few months research and product development efforts were primarily directed at completing our iWave Interactive product line to provide the best integrated platform for the broadband distribution and commercialization of content using the most advanced and secure system. Our aim is to continue to deliver a user-friendly system to deploy and manage content at the lowest possible cost of ownership.

We continue to invest in our research and development efforts for the following reasons:

1. We continue to conduct analysis and consumer feedback tests of our underlying technologies and the iWave Interactive product line. As a result we have an ongoing improvement plan to expand the capabilities of our technologies and to enhance and streamline the distribution, management and consumer experience features producing an increased product quality.

2. We have a research and development roadmap plan in place which we follow closely in order to maintain competitiveness over other similar products in the market. The overall streamlining of our iWave Interactive product line has enabled us to reduce our product versioning costs and these improvements will continue to give us the ability to rapidly adjust our products for changes in our competitive market place.

During 2006, we plan to continue to invest in research and development relating to the consumer functionality, commercial security and economic business value of our iWave Interactive service platform. We also plan to invest in research and development activities in the areas of mobile media distribution, portable game and streamlining of our iWave Interactive for wireless delivery environments such as open WiFi, 3G and other non-residential public networks.

RESULTS OF OPERATIONS



Three Months Ending June 30, 2006 Compared to Three Months Ending June 30, 2005 (Restated)
--------------------------------------------------------------------------------

Research and development expenses were $61,340 and $214,862 respectively during the periods ending June 30, 2006 (the "Three-Month 2006 Period") and June 30, 2005 (the "Three-Month 2005 Period"). During the Three-Month 2005 and 2006 Period, we employed an average of 17 employees for research and development. Wages and benefits for research and development personnel during the Three-Month 2006 Period were $275,223 compared to $213,840 during the Three-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $3,222 of this amount was spent on equipment relating to research and development activities. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the fist quarter of 2006, the Company determined that our certain software applications have reached technological feasibility. As a result, the Company capitalized related software development costs totaling $217,112, resulting in decrease of Research and development costs to $61,340 reported on our consolidated statement of operations.


General and administrative expenses for the Three-Month 2006 Period significantly decreased to $861,002 from $1,746,833 during the Three-Month 2005 Period. During the 2006 Period, we employed approximately 12 employees compared to 14 in the Three-Month 2005 Period. Wages and benefits for general and administrative personnel during the Three-Month 2006 Period were $486,978 compared to $324,180 during the 2005 Period. The difference in general and administrative expenses primarily results from compensation charges for stock grants issued to executive level employees. During the Three-Month 2006 Period, we expensed $53,793 in consulting fees compared to $776,364 during the Three-Month 2005 Period. In 2005, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. As a result of this warrants grant, we recorded approximately $776,364 in consulting fees in the 2005 Period. Our legal and accounting fees for the Three-Month 2006 Period were $158,143 compared to $112,217 in the 2005 period. Interest expense for the Three-Month 2006 period significantly increased to $590,100 from $151,439 during the 2005 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures. In the Three-Month 2006 Period the change in fair value of derivative liability produced a loss of $1,093,015 compared to $437,315 in the Three-Month 2005 Period.


As a result of the foregoing, we incurred a net loss of $2,606,207 or $0.02 per share during the Three-Month 2006 Period, as compared to a net loss of $2,275,008 or $0.02 per share during the Three-Month 2005 Period. We incurred a loss from operations of $922,342 during the Three-Month 2006 Period, as compared to a loss from operations of $1,684,607 during the Three-Month 2005 Period.


Six Months Ending June 30, 2006 Compared to Six Months Ending June 30, 2005 (Restated)
--------------------------------------------------------------------------------

Research and development expenses were $251,255 and $471,753 respectively, during the six-month periods ending June 30, 2006 (the "Six-Month 2006 Period") and June 30, 2005 (the "Six-Month 2005 Period"). During the Six-Month 2006 Period, we employed an average of 17 employees for research and development, compared to an average of 18 employees in the Six-Month 2005 Period. Wages and benefits for research and development personnel during the Six-Month 2006 Period were $241,603 compared to $461,540 during the Six-Month 2005 Period. The total research and development expense incurred during the Six-Month 2006 Period represents approximately 0.13% of our total operating expenses for the Six-Month 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel. During the Six-Month 2006 Period $9,652 of the total research and development expense was spent on equipment relating to research and development activities as compared to $10,214 during the Six-Month 2005 Period. General and administrative expenses for the Six-Month 2006 Period decreased to $1,746,833 from $5,278,834 during the Six-Month 2005 Period. During the Six-Month 2006 Period we employed an average of 12 employees compared to an average of 14 employees in the Six-Month 2005 Period. Wages and benefits for general and administrative personnel during the Six-Month 2006 Period were $780,144 compared to $3,014,513 during the Six-Month 2005 Period. The difference in general and administrative wages primarily results from compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees. During the Six-Month 2006 Period we expensed $92,321 in consulting fees compared to $3,698,422 during the Six-Month 2005 Period. The difference in consulting fees primarily relates to compensation charges of $1,706,899 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department. Our legal and accounting fees for the Six-Month 2006 Period were $210,723 compared to $208,757 in the Six-Month 2005 Period.

Interest expense for the Six-Month 2006 Period increased to $958,159 from $318,617 during the Six-Month 2005 Period. We have incurred other expense for the Six-Month 2006 Period of $1,058 as compared to $203,646 during the Six-Month 2005 Period. As a result of the foregoing, we have incurred a net loss of $6,115,360 or $0.06 per share, during the Six-Month 2006 Period, as compared to a net loss of $4,101,345, or $0.04 per share, during the Six-Month 2005 Period. We have incurred a loss from operations of $1,998,088 during the Six-Month 2006 Period, as compared to a loss from operations of $5,750,588 during the Six-Month 2005 Period.



Liquidity and Capital Resources
--------------------------------

We had negative working capital of approximately $6.9 million at June 30, 2006 and $5.6 million at June 30, 2005. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses, and amounts due to shareholders.


At June 30, 2006, our principal source of liquidity was our combined cash and cash equivalents, proceeds from notes payable and cash received from customers as per our software licensing agreements. Our future liquidity requirements will depend on a number of factors including, among other things, the timing and level of our sales volumes, the cost of our development and production efforts, the success and market acceptance of our future product releases, and other related items.


Historically, we have financed our research and development activities with proceeds from the sale of our common stock, the issuance of convertible debentures, and loans from our officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:


--------------------------------------------------------------------- ------------------------ ----------------------
                                                                        For the Six Months      For the Six Months
                          Sources of Funds                              Ended June 30, 2006     Ended June 30, 2005
--------------------------------------------------------------------- ------------------------ ----------------------

Contribution of Capital                                                                     -                 34,386
--------------------------------------------------------------------- ------------------------ ----------------------

Proceeds from issuance of common shares                                                     -                425,398
--------------------------------------------------------------------- ------------------------ ----------------------

Proceeds from notes payable                                                           250,000                      -
--------------------------------------------------------------------- ------------------------ ----------------------

Proceeds from notes payable to shareholders                                         1,174,118                775,000
--------------------------------------------------------------------- ------------------------ ----------------------

We have suffered recurring losses from operations and have an accumulated deficit from inception on June 18, 1999 to June 30, 2006 of $24,270,878. Primarily as a result of our recurring losses and our lack of liquidity, we include an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.


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

We have recently signed contracts and agreements with several different companies that we anticipate will result in future revenues to the company and produce cash flows to help us meet and sustain our operations.



Financing Activities
--------------------

We have raised approximately $663,500, from the issuance of promissory notes during the period from April 1, 2006 through June 30, 2006 and an additional
$225,500 during the period from July 1, 2006 through August 21, 2006. Furthermore, we anticipate receiving $300,000 to be paid by Cornell Capital Partners on the fifth business day after the effective date of the registration statement. We believe that these funds, together with our cash on hand at June 30, 2006, will be sufficient to fund our operations through September 30, 2006.


Our current capital resources will enable us to fund a minimum period of planned operations of less than 12 months, and we project that the estimated amount of additional funds that we will need to obtain to enable us to operate for a minimum period of 12 months from June 30, 2006 is $4,200,000. Our ability to meet operating and capital requirements depends upon financing from external sources, and our ability to generate revenues from the core technologies we have developed. The Company cannot guarantee that we will obtain sufficient financing or develop profitable operations prior to utilizing all of the current financial resources available to us.


We continue to seek additional debt financing to replace existing debt financing. In addition, we may also attract new equity financing to fund our operations and possibly retire some of our existing debt. We hope that during the next 12 months we will be able to expand our commercial activities and generate revenues from the commercial exploitation of our technological products and services. However, as of June 30, 2006 we have not had any revenue from our products and services.


The rate at which we used funds in our operations as of June 30, 2006, is $235,000 per month. We expect the rate at which the Company uses funds on a monthly basis to increase due to certain recent and planned operational changes in 2006. We estimate that our monthly operating costs during 2006, which includes our 2006 expansion of commercial activities, will increase to approximately $350,000 per month.

If we are unable to generate revenue during 2006 and we do not receive sufficient capital from financing activities in a timely manner, we may be forced to significantly curtail, or cease, our operations. We plan to request the extension of the maturity of our outstanding debt; however, should we fail, we may be subject to an involuntary bankruptcy or our creditors may foreclose on their security interest in our company. If the creditors foreclose upon their security interest in our company, our common shares would likely lose all of their value.

In addition, our management's strategy to address the $6.8 million of current liabilities reflected on the balance sheet of June 30, 2006, during the next 12 months includes, among other things, our plan to actively seek alternative and more favorable short and long-term debt and equity financing and to effect a re-organization of our current financing arrangements and liabilities. This will enable us to accelerate our current commercial opportunities which will potentially result in revenues, which in turn will enable us to service our current liabilities in a planned manner over a 36 months period. We plan to use all of our revenues for the purpose of expanding our business operations. Any new financing will be used in part to reduce our current liabilities. A significant portion of any future financing will also be used to accelerate our commercial opportunities and make necessary asset purchases in order to meet our expected development and operational capacity.

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


ITEM 3.CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the Company has the following material weaknesses:

o The Company must restate its previously issued financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 to correct the classification of certain warrants and convertible debentures as derivative liabilities. The Company anticipates restating such financial statements during the third quarter of 2006.

o The Company has continued to fail to provide information to its management, its registered public accounting firm and other advisors in a timely manner to permit review and disclosure of such information in a timely manner. As a result of the Company's inability to provide information in a timely manner, the Company's registered public accounting firm has not had a sufficient opportunity to review the financial statements of the Company included in this report and may recommend that the Company file an amended report.

A "material weakness" is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. Our CEO has concluded that our disclosure controls and procedures were ineffective due to a lack of experience with disclosure controls and procedures and a lack of formal structure to record, process, summarize and report information with the SEC within the time periods specified in the SEC rules and regulations. In addition, the Company had inadequate staffing of its technical accounting function, including lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 5. OTHER INFORMATION


None


ITEM 6. EXHIBITS



10.35          Master Software License and Development  Agreement dated April 12, 2006 between  NS8  Corporation and  True  Digital  Entertainment Company Limited.


10.36          Service Distribution Agreement dated June 1, 2006 between NS8 Corporation and ReelTime
               Infotainment Ltd.


10.37          iWave IPTV VOD License Agreement dated June 1, 2006 between NS8 Corporation and ReelTime
               Infotainment Ltd.


10.38          Service Distribution Agreement dated June 8, 2006 between NS8 Corporation and Advanced Datanetwork
               Communications Co.


10.39          Content Supply Agreement dated June 8, 2006 between NS8 Corporation and Advanced Datanetwork
               Communications Co.,





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





                             NS8 Corporation











Dated:  August 21, 2006             By:  /s/ Anthony J. Alda


                                    ------------------------------


                                    Anthony J. Alda, Chairman of the Board


                                    and CEO (Principal Executive Officer)





Dated:  August 21, 2006             By:  /s/ Ricardo Rosado


                                    ------------------------------


                                    Ricardo Rosado, Chief Financial Officer


                                    (Principal Accounting Officer)