Form 10KSB/A
period 2004-12-31
NS8 CORP
filed 2006-08-28
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)

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

                1420 Fifth Avenue, 22nd Floor, Seattle, WA 98101
    ----------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

     Issuer's  Telephone  Number  (206) 521-5986
                                  ---------------

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

     State registrant's revenues for its most recent fiscal year:
$0.00
--------


     As of August 28, 2006, there were 110,383,586 shares of the registrant's common stock, par value $0.0001 issued and outstanding and 7,090,722 unexchanged shares of CanOnline Global Media Inc ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 83,594,827 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$5,935,233 based on the average closing bid and asked bid price of the registrant's common stock on August 25, 2006. The market value of the unexchanged shares of CGMI is US$503,441 based on the average closing bid and asked price of the registrant's common stock on August 25, 2006, had the unexchanged shares be exchanged into shares of the registrant on that date.


Transitional small business disclosure format (check one):
Yes  [  ];   No  [x]

Documents  Incorporated  By  Reference:  None
                                         ----

TABLE  OF  CONTENTS

Item  Number and  Caption                                                   Page
-------------------------                                                   ----

Forward-Looking  Statements                                                   4

PART  I                                                                       5
  ITEM  1.  Description  of  Business                                         5
  ITEM  2.  Description  of  Property                                        19
  ITEM  3.  Legal  Proceedings                                               20
  ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders      20
PART  II                                                                     20
  ITEM  5.  Market  for  Common  Equity and Related Stockholder Matters      20
  ITEM  6.  Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations                                          21
  ITEM  7.  Financial  Statements                                            27

  ITEM  8.  Changes in and Disagreements with Accountants on Accounting and
            Financial  Disclosure                                            27
  ITEM  8A. Controls  and  Procedures.                                       27
PART  III                                                                    28
  ITEM  9.  Directors,  Executive  Officers, Promoters and Control Persons;
            Compliance  with  Section  16(A)  of  the  Exchange  Act         28
  ITEM  10. Executive  Compensation                                          31
  ITEM  11. Security  Ownership Of Certain Beneficial Owners And Management  36
  ITEM  12. Certain  Relationships  and  Related  Transactions               37
  ITEM  13. EXHIBITS,  List  and  Reports  on  Form  8-K                     38

                       STATEMENT REGARDING THIS AMENDMENT

     This Form 10-KSB/A is being amended to restate the accompanying audited consolidated financial statements. During the year ended December 31, 2005, the Company determined that certain warrants and convertible debentures issued in 2004 and 2005 should have been recorded as derivative liabilities. Particularly, the Company has filed this amended Form 10-KSB/A to:

     o Revise our consolidated statement of operations to reflect a decrease in our net loss of $3,688,882 resulting from the effect of these (non-cash) changes which related to accounting for these derivative instrument liabilities on our consolidated statement of operations for the year ended December 31, 2004;

     o Revise our consolidated balance sheet as of December 31, 2005 to reflect an increase in our liabilities of $3,486,567 and corresponding decrease in stockholders' equity;


     o Revise our consolidated statements of comprehensive loss to reflect a decrease in Basic and diluted net loss per share attributable to common shareholders for the year ended December 31, 2004;

     o Make other revisions to our consolidated financial statements to reflect the changes set forth above;

     o Add footnote 3 relating to our obligation to record the fair value of the warrants on our balance sheet at fair value with the changes in the values of these derivatives reflected in the consolidated statement of operations as "Gain (loss) on derivative liability;"

     o Revise footnote 5 to our consolidated financial statements, which relates to the convertible debentures;

     o Add a paragraph relating to the Accounting for Derivative Instruments as a significant accounting policy; and

     o Revise the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes in our consolidated financial statements.

     o Revise Item 8A to reflect the current Controls and Procedures in place at the time of filing the amended restatements.

In order to preserve the nature and character of the disclosures as of April 5, 2005, except as specifically discussed in this Amendment No. 1 to the Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on April 5, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB for the year ended December 31, 2005.


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

We  have  had  no  profits  and  insignificant  revenues  since  inception


We are a development stage company and have had no profits and insignificant revenues since commencement of operations in March, 2000. For the years ended December 31, 2004 and 2003, the Company experienced a net loss of $6,093,038 and $3,925,394, respectively. Our accumulated deficit was $11,568,127 as of December 31, 2004. Future losses are likely to occur, as we depend on spending money to pay for our operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We adopted our 2004 Stock Option Plan in February 2004, authorizing 30,000,000 shares under the plan. During 2004, we issued 8,289,412 options to purchase common shares under the plan to certain of our employees and consultants. None of these options have been exercised and 1,036,500 have been cancelled as a result of employment terminations. The balance of the options outstanding as of December 31, 2004 is 23,176,114.
                                       20

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


Restatement

We have restated our previously reported consolidated financial statements for the fiscal year ended December 31, 2004 to properly account for the conversion feature of certain warrants and convertible debentures in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133). The restatement adjustments resulted in a cumulative net increase of liabilities and shareholders' deficit by $3.5 million as of December 31, 2004 and a decrease in previously reported net loss by $3.7 million for the year ended December 31, 2004 (see Note 13).


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


During the year ended December 31, 2004, we recognized an aggregate other income of $3,688,882, related to the debt features and warrants, to reflect the change in fair value of the derivative liability. During the year ended December 31, 2003, there was no income or expense items related to convertible debt as there was none outstanding.

As a result of the foregoing, we incurred a net loss of $6,093,038, or $0.07 per share, during the 2004 Period, as compared to a net loss of $3,925,394, or $0.07 per share, during the 2003 Period. We incurred a loss from operations of $9,403,118 during the 2004 Period, as compared to a loss from operations of $3,900,058 during the 2003 Period.


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

We have suffered recurring losses from operations and have an accumulated deficit of $11,568,127 at December 31, 2004. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.


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

- During August 2004, a loan received from Ming Capital Enterprises, Inc. in the amount of $200,000. The loan is due on demand and bears interest at a rate of 10% per annum.

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


ITEM 8A. Controls and Procedures.

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate, to allow timely decisions regarding required disclosure.

As defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e), management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures and have concluded that they were not effective as of the end of the period covered by this report.

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have restated our previously issued financial statements for the year ended December 31, 2004, to reflect the correction of the classification of certain warrants and convertible debentures as derivative liabilities.

During the fourth quarter of 2005, the first quarter of 2006 and the second quarter of 2006, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting, that originally affected our year-end and quarterly filings for periods ending December31, 2004 and 2005. The deficiencies and remedies were as follows:

1. Lack of adequate segregation of duties and excessive workload of the Controller led to inaccuracies in data input and resulting errors.

     During the first quarter of 2006, we replaced part-time accounting support with a full-time Accounting Assistant to allow further delegation of operating activities, previously undertaken by Controller. This has provided the Controller with sufficient time to focus on accounting controls and financial reporting.

2. Company personnel previously had insufficient experience in the preparation of financial statements.

     During the fourth quarter of 2005, we recruited personnel with sufficient experience and skills in accounting and financial reporting. These new employees worked diligently to implement improved internal controls over financial reporting starting in of 2006.

3. The review process of the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations was flawed.

     To enhance internal controls over financial reporting, during the second quarter of 2006, we adopted review checklists which were created in accordance with SEC guidelines, thereby rectifying the flawed review process by alerting the reviewers of deficiencies prior to the filing of financial statements.

In addition, beginning in the fourth quarter of 2006, we began actively utilizing our outside firms to continually oversee the preparation of financial statements and other SEC filings.

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

     2004  Stock  Option  Plan

We adopted our 2004 Stock Option Plan on February 4, 2004. The Plan provides for the grant of "nonstatutory stock options." The total number of shares of common stock reserved for issuance under the plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change. We have granted the options to acquire shares of our common stock to certain employees and consultants pursuant to the Plan, and, as of December 31, 2004, the following options were outstanding:

-    250,000 shares at an exercise price of $1.25 per share;
-    55,000 shares at an exercise price of $1.55 per share;
-    1,500,000 shares at an exercise price of $1.40 per share;
-    2,000,000 shares at an exercise price of $1.33 per share;
-    5,500 shares at an exercise price of $1.10 per share;
-    27,500 shares at an exercise price of $1.05 per share;
-    25,000 shares at an exercise price of $0.85 per share;
-    75,000 shares at an exercise price of $0.90 per share;
-    55,000 shares at an exercise price of $0.96 per share;
-    247,000 shares at an exercise price of $1.01 per share;
-    29,412 shares at an exercise price of $1.36 per share;
-    50,000 shares at an exercise price of $0.62 per share;
-    3,855,000 shares at an exercise price of $0.64 per share;
-    35,000 shares at an exercise price of $0.65 per share;
-    5,000 shares at an exercise price of $0.68 per share; and
-    75,000 shares at an exercise price of $0.93 per share.

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

Dr. Thomas Routt resigned as Chief Scientist of NS8 Corporation effective January 21, 2005. As a consequence of Dr. Routt's resignation his basic salary would be paid up until February 28, 2005 for a total of $22,500, and benefit coverage would be provided until March 31, 2005. Dr. Routt is able to retain his 2,000,000 stock options for the full term as specified in his Stock Option Agreement.
                                       35

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


                                            NS8  CORPORATION
                                           (Registrant)


Date:  August 28, 2006                      By:  /s/  Anthony  J.  Alda
                                                 ----------------------
                                                 Anthony J. Alda, CEO (Principal
                                                 Executive  officer)




     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 28, 2006                      By:  /s/  Anthony  J.  Alda
                                            ------------------------------------
                                            Chairman of the Board of Directors,
                                            President and CEO (Principal
                                            Executive  Officer)

Date:  August 28, 2006                      By:  /s/  Ricardo  Rosado
                                            ------------------------------------
                                            Ricardo Rosado, Chief Financial
                                            Officer and  Director

Date:  August 28, 2006                      By:  /s/  Leslie  J.  Ames
                                            ------------------------------------
                                            Leslie  J.  Ames,  Director

Date:  August 28, 2006                      By:  /s/  Michael  W.  Waage
                                            ------------------------------------
                                            Michael  W.  Waage,  Director

Date:  August 28, 2006                      By:  /s/  Brent  R.  Bysouth
                                            ------------------------------------
                                            Brent  R.  Bysouth,  Director

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

     Notes  to  Consolidated  Financial  Statements                  F-8 - F-39

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


/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 31, 2005, except for Note 13
   as to which the date is April 14, 2006

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                    December 31, 2004 (Restated)

--------------------------------------------------------------------------------

                                 ASSETS

Current assets
  Cash and cash equivalents                               $  1,562,040
  Prepaid, consulting services                               3,098,622
  Prepaid, other                                                85,804
                                                          -------------

    Total current assets                                     4,746,466

Property and equipment, net                                    174,395
                                                          -------------

        Total assets                                      $  4,920,861
                                                          =============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                   $    351,132
  Accrued payroll and related expenses                       1,695,020
  Current portion of capital lease obligations                   7,550
  Notes payable                                                325,000
  Notes payable - shareholders, net of debt discount
    of $9,894                                                3,790,106
                                                          -------------

    Total current liabilities                                6,168,808


Capital lease obligations, net of current portion                5,155
Derivative liability                                         3,486,567
Convertible debentures, net of debt discount of $339,284     1,160,716
                                                          -------------



      Total liabilities                                      10,821,246
                                                          -------------


Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                                 -
  Common stock, $0.0001 par value
    200,000,000 shares authorized

    86,310,975 shares issued and outstanding                      8,631
  Additional paid-in capital                                  5,703,372
  Deferred compensation                                              -
  Accumulated other comprehensive loss                         (44,261)
  Deficit accumulated in the development stage             (11,568,127)
                                                          -------------



      Total shareholders' deficit                           (5,900,385)
                                                          -------------


        Total liabilities and shareholders' deficit       $  4,920,861
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




                                                                   NS8 CORPORATION
                                                     (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Years Ended December 31, 2004 and 2003
                                                                               and
                                     for the Period from June 18, 1999 (Inception)
                                                              to December 31, 2004
----------------------------------------------------------------------------------

                                                                         For the
                                                                      Period from
                                                                        June 18,
                                             For the Year Ended          1999
                                                 December 31,        (Inception) to

                                     ------------------------------   December 31,
                                      2004 (Restated)      2003      2004 (Restated)
                                     ----------------  ------------  -------------


Operating expenses
  Research and development           $     1,079,824   $ 1,382,000   $  2,678,896
  General and administrative               8,323,294     2,518,058     12,210,274
                                     ----------------  ------------  -------------

    Total operating expenses               9,403,118     3,900,058     14,889,170
                                     ----------------  ------------  -------------

Loss from operations                      (9,403,118)   (3,900,058)   (14,889,170)
                                     ----------------  ------------  -------------

Other (expense) income

  Other (expense) income                     (19,733)       27,594         56,189
  Interest expense                          (359,069)      (52,930)      (424,028)
  Change in fair value of derivative
  Liability                                 3,688,882            -       3,688,882
                                     ----------------  ------------  -------------



    Total other expense                     3,310,080      (25,336)      3,321,043
                                     ----------------  ------------  -------------



Net loss                             $    (6,093,038)  $(3,925,394)  $(11,568,127)
                                     ================  ============  =============



Basic and diluted loss per share     $         (0.07)  $     (0.07)
                                     ================  ============


Weighted-average shares outstanding       88,208,761    58,900,389
                                     ================  ============


   The accompanying notes are an integral part of these financial statements.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  For the Years Ended December 31, 2004 and 2003
                                                                             and
                                   for the Period from June 18, 1999 (Inception)
                                                            to December 31, 2004
--------------------------------------------------------------------------------


                                                                   For the
                                                                 Period from
                                                                    June 18,
                                        For the Year Ended           1999
                                            December 31,        (Inception) to

                                ------------------------------   December 31,
                                2004 (Restated)       2003       2004 (Restated)

                                ----------------  ------------  -------------


Net loss                        $    (6,093,038)  $(3,925,394)  $(11,568,127)


Other comprehensive loss
  Foreign currency
     exchange losses                     (9,001)      (37,934)       (44,261)
                                ----------------  ------------  -------------


Comprehensive loss              $    (6,102,039)  $(3,963,328)  $(11,612,388)
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





                                                                                                                   NS8 CORPORATION
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                   CONSOLIDATED STATEMENTS    OF   SHAREHOLDERS'  EQUITY (DEFICIT)
                                                                For the Period from June 18, 1999 (inception) to December 31, 2004
----------------------------------------------------------------------------------------------------------------------------------


                                                                                        Accumulated       Deficit
                                                                                           Other        Accumulated
                                                         Additional                    Comprehensive      in the
                               Common        Stock        Paid-In        Deferred         Income        Development
                             -----------  ------------  ------------
                               Shares        Amount       Capital      Compensation       (Loss)           Stage         Total
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------
Balance, June 18, 1999                -   $         -   $         -   $           -   $            -   $          -   $         -
                             (inception)
Issuance of shares for cash   4,130,000           413         5,203                                                         5,616
Conversion of debt to
  common stock               29,281,406         2,928        36,885                                                        39,813
Net loss                                                                                                    (31,905)      (31,905)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 1999                     33,411,406         3,341        42,088               -                -        (31,905)       13,524
Exercise of stock options     2,000,000           200          (200)              -
Options granted
  for services                                                3,400                                                         3,400
Issuance of shares for
  services                       20,000             2         1,018                                                         1,020
Issuance of shares for cash   3,239,112           324       283,815                                                       284,139
Issuance of shares for                -
  offering costs                150,000            15        22,485                                                        22,500
Offering costs                  (33,242)                                                                                  (33,242)
Foreign exchange
  translation                                                                                   (681)                        (681)
Net loss                                                                                                   (232,829)     (232,829)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2000                     38,820,518   $     3,882   $   319,364   $           -   $         (681)  $   (264,734)  $    57,831
Conversion of debt to
  common stock                   35,667             4         5,346                                                         5,350
Exercise of options             450,000            45           (45)                                                            -
Issuance of shares for
  service                        50,000             5           195                                                           200
Buy-back of shares           (1,025,000)         (103)       (2,559)                                                       (2,662)
Foreign exchange
  translation                                                                                  5,873                        5,873
Net loss                                                                                                   (391,930)     (391,930)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2001                     38,331,185   $     3,833   $   322,301   $           -   $        5,192   $   (656,664)  $  (325,338)
Conversion of debt to
  common stock                7,923,448           793       151,507                                                       152,300
Issuance of shares for
  employee compensation       2,310,000           231        80,619         (56,000)                                       24,850
Cancellation of shares       (1,000,000)         (100)          100                                                             -
Foreign exchange
  translation                                                                                 (2,518)                      (2,518)
Net loss                                                                                                   (893,031)     (893,031)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2002                     47,564,633   $     4,757   $   554,527   $     (56,000)  $        2,674   $ (1,549,695)  $(1,043,737)
Conversion of debt           12,385,714         1,239       684,782                                                       686,021
Issuance of shares for cash   4,833,334           483     2,444,517                                                     2,445,000
Issuance of shares for                -
  employee compensation       3,720,000           372       947,933          56,000                                     1,004,305
Issuance of shares for
  services                      500,000            50        17,450                                                        17,500
Issuance of shares to
  pre-reverse
  merger shareholders        15,250,000         1,525        (1,525)                                                            -
Foreign exchange
  translation                                                                                (37,934)                     (37,934)
Net loss                                                                                                 (3,925,394)   (3,925,394)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------

Balance, December
31, 2003                     84,253,681   $     8,426   $ 4,647,684   $           -   $      (35,260)  $ (5,475,089)  $  (854,239)
Issuance of shares for cash     597,544            60       399,940                                                       400,000
Issuance of shares for
  employee compensation               -                           -                                                             -
Issuance of shares for
  services                      525,170            52       546,947                                                       546,999
Issuance of shares for
  offering costs                934,580            93           (93)                                                            -
Offering costs                                              (21,000)                                                      (21,000)
Compensation charge for
  warrants issued "in the
  money" to non-employees             -                      20,000                                                        20,000
Compensation charge for
  stock options issued "in
  the money" to employees             -                     110,100                                                       110,100
Foreign exchange

  translation                                                  (206)                          (9,001)                      (9,207)
Net loss                              -             -             -               -                -     (6,093,038)   (6,093,038)
                             -----------  ------------  ------------  --------------  ---------------  -------------  ------------


Balance, December

31, 2004 (Restated)                    86,310,975   $     8,631   $5,703,372   $           -   $      (44,261)  $(11,568,127)
$(5,900,385)
                             ===========  ============  ============  ==============  ===============  =============  ============



   The accompanying notes are an integral part of these financial statements.


                                                                           NS8 CORPORATION
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended December 31, 2004 and
                                                                                  2003 and
                                             for the Period from June 18, 1999 (Inception)
                                                                      to December 31, 2004
------------------------------------------------------------------------------------------

                                                                                For the
                                                                              Period from
                                                                               June 18,
                                                   For the Year Ended            1999
                                                       December 31,          (Inception) to

                                             ------------------------------    December 31,
                                             2004 (Restated)     2003          2004 (Restated)

                                             ------------  ----------------  -------------

Cash flows from operating activities

  Net loss                                   $(6,093,038)  $    (3,925,394)  $(11.568,127)
  Adjustments to reconcile net loss to net

    cash used in operating activities
      Depreciation and amortization               51,183            26,343         95,394
      Compensation charge for
        in-the-money stock options               110,100                          110,100
      Compensation charge for
        in-the-money warrants                     20,000                           20,000
      Accretion of warrants issued as
        a debt discount                          117,138                          117,138
      Accretion of interest issued as

        a debenture discount                      89,287                           89,287
      Issuance of stock for services             547,000            17,500        565,720
      Issuance of stock for compensation               -         1,004,305      1,029,155
      Issuance of warrants for compensation    5,724,021                        5,724,021
      Options granted for services               896,000                 -        899,400
      Change in fair value of derivative
            Liability                         (3,688,882)                -     (3,688,882)

      (Increase) decrease in
        Accounts receivable                            -                 -              -
        Prepaid expenses and other
          current assets                      (3,143,801)          (62,686)    (3,217,658)
      Increase (decrease) in
        Accounts payable and accrued
          expenses                               206,087             8,820        382,153
        Accrued payroll                          476,304           611,366      1,728,252
                                             ------------  ----------------  -------------

Net cash used in operating activities         (4,688,601)       (2,319,746)    (7,714,047)
                                             ------------  ----------------  -------------

Cash flows from investing activities
  Purchase of property and equipment            (116,691)          (90,760)      (220,768)
                                             ------------  ----------------  -------------

Net cash used in investing activities           (116,691)          (90,760)      (220,768)
                                             ------------  ----------------  -------------

Cash flows from financing activities

  Payments on notes payable                  $         -   $        (1,967)  $          -
  Proceeds from notes payable                    100,000                 -        100,000
  Proceeds from convertible debentures         1,500,000           600,000      2,100,000
  Proceeds from issuance of common
    stock                                        400,000         2,445,000      3,157,254

  Proceeds from loans from officers/
    shareholders                               4,145,000           400,000      5,017,650
  Payments on loans from officers/
    shareholders                                (495,000)          (70,361)      (565,361)

  Proceeds from short term loans                                   225,000        225,000
  Payments for redemption of shares                    -                 -         (2,662)
  Offering costs                                 (21,000)                -        (54,242)
  Payments on convertible debentures                   -          (400,000)      (400,000)
  Payments on capital lease obligations           (4,880)          (24,573)       (32,075)
                                             ------------  ----------------  -------------


Net cash provided by financing activities      5,624,120         3,173,099      9,545,564
                                             ------------  ----------------  -------------

Effect of exchange rate changes
  on cash                                        (13,449)          (37,934)       (48,709)
                                             ------------  ----------------  -------------

Net increase in cash and cash
  equivalents                                    805,379           724,659      1,562,040

Cash and cash equivalents,
  beginning of period                            756,661            32,002              -
                                             ------------  ----------------  -------------

Cash and cash equivalents,
  end of period                              $ 1,562,040   $       756,661   $  1,562,040
                                             ============  ================  =============
Supplemental disclosures of
  cash flow information

  Interest paid                              $    92,422   $         6,849   $    118,043
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


The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2004, the Company incurred a net loss of $6,093,038 and had negative cash flows from operations of $4,688,601. In addition, the Company had an accumulated deficit of $11,568,127 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.


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


Accounting for Derivative Instruments
-------------------------------------

In connection with the issuance of certain convertible debentures in May and June 2004, the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the years ended December 31, 2004 and 2003, the Company recognized other income of $3,688,882 and $0 related to recording the derivative liability at fair value. At December 31, 2004, the derivative liability balance is $3,486,567.


Derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the years ended December 31, 2004 and 2003: dividend yield of 0%; annual volatility of 100% and risk free interest rates of 3.15% and 1.2%, respectively.


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





                                                    2004 (Restated)    2003
                                                    -------------  ------------



  Net loss
    As reported                                     $ (6,093,038)  $(3,925,394)
    Add stock based employee compensation
      expense included in net income, net of tax                             -

    Deduct total stock based employee compensation
      expense determined under fair value method
      for all awards, net of tax                      (1,697,040)     (446,601)
                                                    -------------  ------------


        Pro forma                                   $(7,790,078)  $(4,371,995)
                                                    =============  ============


                                                            2004          2003
                                                    -------------  ------------
  Loss per common share

    Basic - as reported                             $      (0.07)  $     (0.07)
    Basic - pro forma                               $      (0.09)  $     (0.07)
    Diluted - as reported                           $      (0.07)  $     (0.07)
    Diluted  pro forma                              $      (0.09)  $     (0.07)



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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

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

NOTE  6  -  CONVERTIBLE  DEBENTURES:  RELATED  PARTY  (Continued)


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On December 31, 2004, the outstanding principal of the Convertible Debenture was $1,500,000, less the remaining debt discount of $339,284. The Company recognized interest expense of $89,287 in the accompanying statements of operations for the year ended December 31, 2004.

The fair value of the remaining derivative liability related to the embedded put option is approximately $3,486,600 at December 31, 2004 and is included in the accompanying consolidated balance sheet.


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

Leases  (Continued)
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

Common  Stock  (Continued)
-------------
- In May 2004, the Company entered into an Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners. Under the agreement the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to their market price, which is defined in the SEDA as the lowest volume weighted average price of the common stock during the five trading days following the date notice is given by the Company that it desires an advance. The amount of each advance is subject to an aggregate maximum advance amount of $750,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received a one-time commitment fee of 925,234 registered shares of the Company's common stock valued at $990,000 which has been recorded as an offering cost in the accompanying financial statements. Cornell Capital is paid a fee equal to 5% of each advance, which is retained by them from each advance. On May 19, 2004, the Company entered into a Placement Agent Agreement with a registered broker-dealer in connection with the SEDA. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 9,346 restricted shares of the Company's common stock valued at $10,000.

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

Common  Stock  (Continued)
-------------
During the year ended December 31, 2003, the Company completed the following transactions:

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

- issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders and accrued interest payable totaling $686,021

Common  Stock  (Continued)
-------------
During the year ended December 31, 2002, the Company completed the following transactions:

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

Common  Stock  (Continued)
-------------
During the year ended December 31, 2000, the Company completed the following transactions:

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

NOTE  10  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------
On October 28, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $175,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due October 28, 2005.

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

NOTE  10  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------
On May 13, 2004, the Company entered into a promissory note agreement and a warrant agreement with a shareholder to purchase 47,500 shares of the Company's common stock for gross proceeds of $95,000 earning interest at 8% per annum. The note plus accrued interest was repaid in June, 2004, the warrants remain unexercised.

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

(ii) Receipt of all necessary third party consents, including (x) approval by the Bankruptcy Court and the confirmation of the Plan discussed above and (y) the consent and waiver of certain negative covenants by one of the Company's lenders and investors; and

Option  Agreement  (Continued)
-----------------

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

Employee  Resignations  (Continued)
----------------------
On January 21, 2005 the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one half months of severance totaling $22,500, and continuation of employee benefits until March 31, 2005. The employee will retain their 2,000,000 stock options for the full amount of the remaining term in accordance with the Stock Option Agreement.

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


Consolidated balance sheet at December 31, 2004:

                                      As previously             Adjustments                As Restated
                                       reported
                                   --------------------      ---------------------      ----------------------
Warrant liability                  $     -                   $      (3,486,567)    (1)    $        (3,486,567)
                                   ====================      =====================      ======================

Additional Paid In
Capital                            $        12,878,821       $       7,175,449     (2)    $        (5,703,372)
                                   ====================      =====================      ======================

 Deficit
 accumulated
 during the
 development stage
 and comprehensive
 loss                              $       (15,301,270)              3,688,882     (3)    $       (11,612,388)
                                   ====================      =====================      ======================







Consolidated statement of operations for the year ended December 31, 2004:

                                      As previously             Adjustments                As restated
                                       reported
                                   --------------------      ---------------------      ----------------------
Change in fair value
of derivative liability            $    -                    $       (3,688,882)    (3)   $        (3,688,882)
                                   ====================      =====================      ======================
Net
loss                               $        (9,781,920)      $       (3,688,882)    (3)   $        (6,093,038)
                                   ====================      =====================      ======================

Loss per common share
-  basic and
diluted                            $             (0.11)      $             0.04           $             (0.07)
                                   ====================      =====================      ======================


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