Form 10QSB/A
period 2005-03-31
NS8 CORP
filed 2006-08-28
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No.1)

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

  -----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 521-5986

                    ---------------------------------------
                           (Issuer's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of August 28, 2006, there were 110,383,586 shares of the registrant's common stock, with par value $0.0001, issued and outstanding, and 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").



     Transitional  Small  Business Disclosure Format (check one). Yes [ ] No [X]

                                NS8 Corporation.
                                 March 31, 2005
                         Quarterly Report on Form 10-QSB


                                Table of Contents



                                                                      Page
                                                                      ----

Statement Regarding This Amendment. . . . . . . . . . . . . . . . . .  3


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .  23
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  28

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds  29

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  29

                       STATEMENT REGARDING THIS AMENDMENT

     This Form 10-QSB/A is being amended to restate the accompanying unaudited consolidated financial statements. During the year ended December 31, 2005, the Company determined that certain warrants and convertible debentures issued in 2004 and 2005 should have been recorded as derivative liabilities. Particularly, the Company has filed this amended Form 10-QSB/A to:

     o Revise our consolidated statement of operations to reflect a decrease in our net loss of $1,273,429 resulting from the effect of these (non-cash) changes which related to accounting for these derivative instrument liabilities on our consolidated statement of operations for the three months ended March 31, 2005;

     o Revise our consolidated balance sheet as of March 31, 2005 to reflect an increase in our liabilities of $861,492 and corresponding decrease in stockholders' equity;

     o Revise our consolidated statements of comprehensive loss to reflect a decrease in Basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2005;

     o Make other revisions to our consolidate financial statements to reflect the changes set forth above;

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

     o Revise Item 3 to reflect the current Controls and Procedures in place at the time of filing the amended restatements.

     In order to preserve the nature and character of the disclosures as of May 16, 2005, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 16, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  March 31, 2005 (unaudited)and,
                                                     December 31, 2004 (audited)


                                                    March 31,     December 31,
                                                      2005           2004

                                                   (Restated)     (Restated)
                                                 -------------    ------------


                                ASSETS

Current assets

  Cash and cash equivalents                           $41,334       $1,562,040
  Prepaid, consulting services                        455,238        3,098,622
  Prepaid, other                                       77,247           85,804
                                                 -------------    ------------



    Total current assets                              573,819        4,746,466
Property and equipment, net                           238,520          174,395
                                                 -------------    ------------



        Total assets                                 $812,339       $4,920,861
                                                 =============    ============


                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Accounts payable and accrued expenses            $  641,519       $  351,132
  Accrued payroll and related expenses              1,576,738        1,695,020
  Current portion of capital lease obligations          7,513            7,550
  Notes payable                                       325,000          325,000
  Notes payable - shareholders                      3,200,000        3,790,106
                                                -------------     ------------


    Total current liabilities                       5,750,770        6,168,808


Capital lease obligations, net of current portion       3,383            5,155
Derivative liability                                  820,604        3,486,567
Convertible debentures, net of debt
    discount of $262,682                            1,037,318        1,160,716
                                                -------------      -----------



      Total liabilities                             7,612,075       10,821,246
                                                -------------      -----------

Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    200,000,000 shares authorized
    90,638,679 shares issued and outstanding            9,064            8,631
    Committed common stock                             30,000                -

  Additional paid-in capital                        6,602,718        5,703,372
  Accumulated other comprehensive loss                (47,054)        (44,261)
  Deficit accumulated in the development stage    (13,394,464)    (11,568,127)
                                                 -------------    ------------



      Total shareholders' deficit                  (6,799,736)     (5,900,385)
                                                -------------     ------------



Total liabilities and shareholders' deficit      $   812,339      $ 4,920,861
                                                =============     ============



   The accompanying notes are an integral part of these financial statements.

                                                              NS8 CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2005 and 2004 (unaudited)and for the Period from June 18, 1999 (Inception) to March 31, 2005 (unaudited)
------------------------------------------------------------------------------
                                                                    For the
                                                                  Period from
                                                                   June 18,
                                                                     1999
                                  For the Three Months Ended     (Inception)to
                                            March 31,               March 31,
                                 ------------------------------
                                       2005            2004          2005

                                    (Restated)                    (Restated)
                                 ----------------  ------------  -------------


Operating expenses

  Research and development . . .  $      256,891   $   245,272   $  2,935,787
  General and administrative . .       3,809,089     1,779,809     16,019,363
                                 ----------------  ------------  -------------



    Total operating expenses . .       4,065,980     2,025,081     18,955,150
                                 ----------------  ------------  -------------



Loss from operations . . . . . .      (4,065,980)   (2,025,081)   (18,955,150)
                                 ----------------  ------------  -------------


Other (expense) income

  Other (expense) income . . . .        (201,999)         (161)      (145,810)
  Interest expense . . . . . . .        (167,178)      (11,460)      (591,206)
  Change in fair value of derivative
   liability . . . . . . . . . . . .   2,608,820             -      6,297,702
                                 ----------------  ------------  -------------



   Total other (expense)income. .       2,239,643      (11,621)     5,560,686
                                 ----------------  ------------  -------------



Net loss . . . . . . . . . . . .  $   (1,826,337)  $(2,036,702)  $(13,394,464)
                                 ================  ============  =============


Basic and diluted loss

  per share                       $        (0.02)  $     (0.02)
                                 ================  ============


Weighted-average
  shares outstanding.                 88,211,283    86,505,397
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

                                                               NS8 CORPORATION
                                                 (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
                                                          2004 (UNAUDITED) AND
                                 FOR THE PERIOD FROM JUNE 18, 1999 (INCEPTION)
                                                 TO MARCH 31, 2005 (UNAUDITED)
------------------------------------------------------------------------------

                                                                  For the
                                                               Period from
                                                                 June 18,
                                                                   1999
                                   For the Three Months Ended  (Inception)to
                                             March 31,           March 31,
                                    ------------------------
                                       2005           2004         2005

                                    (Restated)                  (Restated)
                                    ------------  -----------  -------------



NET LOSS . . . . . . . . . . . . .  $(1,826,337) $(2,036,702)  $(13,394,464)


OTHER COMPREHENSIVE LOSS
  Foreign currency exchange losses       (2,793)     (32,493)       (47,054)
                                    ------------  -----------  ------------


COMPREHENSIVE LOSS . . . . . . . .  $(1,829,130)  $(2,069,195)  $(13,441,518)

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

                                                               NS8 CORPORATION
                                                 (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2005 and 2004 (unaudited)and for the Period from June 18, 1999 (Inception) to March 31, 2005 (unaudited)
------------------------------------------------------------------------------

                                                                     For the
                                                                  Period from
                                                                    June 18,
                                                                      1999
                                     For the Three Months Ended  (Inception)to
                                                March 31,           March 31,
                                       ------------------------
                                           2005         2004          2005

                                        (Restated)                (Restated)
                                       ------------  -----------  -----------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss . . . . . . . . . . .       $(1,826,337) $(2,036,702) $(13,394,464)
Adjustments to reconcile net loss
    to net cash used in operating
    activities



      Depreciation and amortization. . . .  14,549        8,783       109,943
       Amortization of prepaid
            consulting services.. . . .  2,643,384            -     2,643,384
      Compensation charge for
        in-the-money stock options . . . .   8,250      170,000       118,350

      Compensation charge for
        in-the-money warrants . . . . . . .      -            -        20,000
      Accretion of warrants issued
        as debt discount . . . . . . . . .   9,894        2,823       127,032
      Accretion of interest issued
        as a debenture discount . . . . . . 76,602            -       165,889

      Issuance of stock for services . . .       -       37,000       565,720
      Issuance of stock for compensation .       -      676,667     1,029,155
      Issuance of warrants for
        compensation                             -            -     5,724,021
      Options granted for services . . . .       -            -       899,400
      Change in fair value of
              derivative liability  . . (2,608,820)           -    (6,297,702)



      (Increase) decrease in Prepaid
          expenses and other
           current assets  . . . . . . . . . 8,557       14,594    (3,209,101)

      Increase (decrease) in:

        Accounts payable and accrued
          expenses . . . . . . . . . . . . 290,387       43,989       672,541
        Accrued payroll. . . . . . . . .  (118,282)     161,161     1,609,970
                                       ------------  -----------  -----------


Net cash used in operating activities. .(1,501,816)   (921,685)    (9,215,862)
                                       ------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . (78,674)     (10,889)     (299,442)
                                       ------------  -----------  -----------

Net cash used in investing activities. . . (78,674)     (10,889)     (299,442)
                                       ------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of capital                   34,386            -        34,386


  Proceeds from convertible debentures . .       -            -     2,200,000
  Proceeds from committed common stock      30,000            -        30,000


  Proceeds from issuance of common
    stock. . . . . . . . . . . . . . . . .       -            -     3,157,254
  Proceeds from loans from shareholders . .      -      250,000     5,017,650
  Payments on loans from officers/

    shareholders . . . . . . . . . . . . .       -            -      (565,361)
  Proceeds from short term loans . . . . .       -            -       225,000
  Payments for redemption of shares. . . .       -            -        (2,662)
  Offering costs . . . . . . . . . . . . .       -            -       (54,242)
  Payments on convertible debentures . . .       -            -      (400,000)
  Payments on capital lease obligations. .  (1,809)     (1,519)       (33,884)

                                        -----------  ----------  ------------

Net cash provided by financing
     activities. . . . . . . . . . . . .    62,577      248,481     9,608,141
                                       ------------  ----------  -------------

INCREASE (DECREASE)IN CASH
  AS A RESULT OF EXCHANGE RATE CHANGES      (2,793)       2,767       (51,502)
                                       ------------  ----------  -------------

                                                                    For the
                                                                  Period from
                                                                    June 18,
                                                                     1999
                                     For the Three Months Ended  (Inception)to
                                                March 31,           March 31,
                                       ------------------------

                                           2005         2004          2005
                                        (Restated)                (Restated)
                                       ------------  -----------  -----------



Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . .(1,520,706)    (681,326)       41,334

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . 1,562,040      756,661             -
                                        ------------  -----------   ----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . $  41,334    $  75,335   $    41,334
                                        ============  ==========  ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  INTEREST PAID. . . . . . . . . . . .   $   2,095    $  11,450   $   120,138
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

- The company remeasured the value of the derivative liability relating to warrants and convertible debentures issued in 2004 and 2005 in accordance with EITF 00-19 and SFAS 133 resulting in gain of $2,608,820.

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since its inception and has an accumulated deficit of $13,394,464 at March 31, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

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


Accounting for Derivative Instruments
-------------------------------------

In connection with the issuance of certain convertible debentures in May and June 2004 (see Note 5), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three months ended March 31, 2005, the Company recognized other income of $2,608,820 which related to recording the derivative liability at fair value. At March 31, 2005, the derivative liability balance is $820,604.

Derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three month ended March 31, 2005 and 2004: dividend yield of 0%; annual volatility of 100% and risk free interest rates in the range of 3.14 to 3.32% and 1.66%, respectively.


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




                                                  For  the  Three  Months Ended
                                                           March 31,
                                                       2005           2004
                                                    (Restated)
                                                    ------------  -------------



  Net loss
    As reported                                     $(1,826,337)   $(2,036,702)


    Add total stock based employee
       Compensation  expense  determined
       under fair value method
       for all awards, net of tax                      (158,989)             -
                                                    ------------  -------------


        Pro forma                                   $(1,985,326)   $(2,036,702)

                                                    ============  =============


  Loss per common share

    Basic - as reported                              $     (0.02)  $(0.02)
    Basic - pro forma                                $     (0.02)  $(0.02)
    Diluted - as reported                            $     (0.02)  $(0.02)
    Diluted  pro forma                               $     (0.02)  $(0.02)



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

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Loss  Per  Share  (Continued)
----------------
The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:



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


At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon three business days' notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed on a pro rata basis.


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


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On March 31, 2005, the outstanding principal of the Convertible Debenture was $1,300,000, less the remaining debt discount of $262,682. The Company recognized interest expense of $76,602 in the accompanying consolidated statements of operations for the three months ended March 31, 2005, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is approximately $371,500 at March 31, 2005 and is included in the accompanying consolidated balance sheet.


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
                                  ==============  =========

Warrants
--------
On May 18, 2004, the Company entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to the Company with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of the Company's common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded consulting expense of $1,019,348 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $455,238.

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

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------
The escrowed shares are only an estimation of the shares of the Company's common stock necessary to repay the principal amount and interest due on the loan as the actual number of shares to be issued is based on a Variable Weighted Average Price ("VWAP") calculation. In the event that proceeds from the sales of the escrowed shares are insufficient to repay all amounts due to Cornell Capital, Irrevocable Transfer Agent Instructions have been provided to the Company's transfer agent, Continental Stock Trust & Transfer, reserving the balance of the SEDA shares and authorizing the issuance to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan, such number of shares of the Company's common stock so that the proceeds of the sale of such shares shall be sufficient to repay all amounts due on the loan. On March 1, 2005, the balance of the shares available under the Standby Equity Distribution agreement dated May 19, 2004 were issued to David Gonzalez, Esq., to be held in escrow subject to the terms of the loan. The number of common shares issued were 13,094,045.

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

NOTE  7  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Note  and  Warrant  to  Shareholder  (Continued)
-----------------------------------
On May 12, 2004, the Company entered into a promissory note agreement with a shareholder for gross proceeds of $150,000. The note earns interest at 10% per annum, and the principal and any unpaid interest is due May 12, 2005.

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

NOTE 10. - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS


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


Consolidated balance sheet at March 31, 2005:



                                                         As previously reported       Adjustments           As restated

                                                              Debit (Credit)         Debit (Credit)        Debit (Credit)
                                                                 Balance                                      Balance
                                                           --------------------   --------------------   --------------------
Prepaid expenses                                          $            92,293    $       362,945  (1)   $          455,238

Convertible Debenture                                     $          (996,431)   $       (40,887) (2)   $       (1,037,318)

Derivative Liability                                      $                 -    $    (3,486,567) (3)   $         (820,604)
                                                                                 $     2,608,820  (4)
                                                                                 $        57,143  (5)

Additional Paid In Capital                                $       (12,063,545)   $     7,175,449  (6)   $       (6,602,718)
                                                                                 $       (57,143) (7)
                                                                                 $    (1,657,449) (8)
                                                                                 $           (30) (9)

Deficit  accumulated during the  development stage        $        18,356,775    $    (3,688,882)(10)   $       13,394,464
                                                                                 $    (1,273,429)(11)



Consolidated statement of operations for the three months ended March 31, 2005:

                                                          As previously reported       Adjustments           As restated
                                                           --------------------   --------------------   --------------------
General and Administrative Expenses                       $         2,473,698    $     1,335,391  (1)   $        3,809,089
Change in Fair Value of Derivative Liability              $                 -    $    (2,608,820) (4)   $       (2,608,820)
Net Loss                                                  $         3,099,766    $    (1,273,429)(11)   $        1,826,337
Loss per common share - basic and diluted                 $              0.04    $         (0.02)       $             0.02



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


Restatement

The Company has restated certain previously issued financial statements due to an error related to the Company's accounting for embedded convertible feature of warrants and senior convertible notes in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133)(see note 10 for further discussion).

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

RESULTS  OF  OPERATIONS


Research and development expenses for the three month period ended March 31, 2005 (the "2005 Period") increased to $256,891 from $245,272 during the three month period ended March 31, 2004 (the "2004 Period"). During the 2005 Period, we employed approximately 17 employees for research and development activities compared to 19 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $247,640 compared to $240,082 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 6.3% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $3,034 of this amount was spent on equipment relating to research and development activities. During the 2004 Period, $2,247 was spent on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period increased to $3,809,089 from $1,779,809 during the 2004 Period. During the 2005 and 2004 Period, we employed approximately 16 employees for general and administrative activities.




Wages and benefits for general and administrative personnel during the 2005 Period were $455,729 compared to $1,279,632 during the 2004 Period. The difference in wages and benefits primarily relates to compensation charges for stock options and stock grants issued to employees during the 2004 Period amounting to $850,538. During the 2005 Period, we expanded our office space to 9,975 square feet from 6,405 square feet during the 2004 Period. The general operating expenses for the corporate offices increased as a result of the expansion. Consulting fees incurred during the 2005 Period increased to $2,922,058 from $71,500 during the 2004 Period. The difference in consulting fees primarily relates to compensation charges of $2,684,270 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department.


We generated sales of $0 during the 2005 Period and the 2004 Period.

Interest expense for the 2005 Period increased to $167,178 from $11,460 for the 2004 Period. We obtained funding to finance our operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted in the increase in interest expense.


During the period ended March 31, 2005, we recognized an aggregate other income of $2,608,820 to reflect the non-cash change in fair value of the derivative liability related to the debt features and warrants.

As a result of the foregoing, we incurred a net loss of $1,826,337, or $0.02 per share, during the 2005 Period, as compared to a net loss of $2,036,702, or $0.02 per share, during the 2004 Period. We incurred a loss from operations of $4,065,980 during the 2005 Period, as compared to a loss from operations of $2,025,081 during the 2004 Period.


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


We have suffered recurring losses from operations and have an accumulated deficit of $13,394,464 at March 31, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.


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


As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have restated our previously issued financial statements for the period ended March 31, 2005, to reflect the correction of the classification of certain warrants and convertible debentures as derivative liabilities.

As defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e), management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures and have concluded that they were not effective as of the end of the period covered by this report.


During the fourth quarter of 2005, the first quarter of 2006 and the second quarter of 2006, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting, that originally affected our year-end and quarterly filings for periods ending December 31, 2004 and 2005. The deficiencies and remedies were as follows:

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

     To enhance internal controls over financial reporting, during the second quarter of 2006, we adopted review checklists which were created in accordance with SEC guidelines thereby rectifying the flawed review process by alerting the reviewers of deficiencies prior to the filing of financial statements.

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

                                     NS8  Corporation



Dated:  August 28, 2006              By:  /s/  "Anthony  Alda"

                                          --------------------
                                          Anthony Alda, CEO (Principal Executive
                                          Officer)