Form 10QSB/A
period 2005-06-30
NS8 CORP
filed 2006-08-28
CIK 1156893

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

  ------------------------------------------------------------------------------
                    (Address of principal executive offices)


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


     As of August 28, 2006, there were 110,383,586 shares of common stock, with a par value of $0.0001, issued and outstanding, and 7,090,722 unexchanged shares of CanOnline Global Media Inc ("CGMI").


     Transitional  Small  Business Disclosure Format (check one).    Yes [ ];
No    [X]

                                NS8 Corporation.
                                  June 30, 2005
                         Quarterly Report on Form 10-QSB





                                Table of Contents

                                                                      Page
                                                                      ----

Special Note Regarding Forward-looking Statements. . . . . . . . . .   3


                         PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements . . . . . . . . . . . . . . . . . . .   4
Item  2.  Management's Discussion and Analysis or Plan of Operations  24
Item  3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  29

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   30
Item  2.  Unregistered sale of Equity Securities and Use of Proceeds  30
Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . .   31
Item  4.  Submission Upon Vote of Security Holders. . . . . . . . .   31
Item  5   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  31

                       STATEMENT REGARDING THIS AMENDMENT

     This Form 10-QSB/A is being amended to restate the accompanying unaudited consolidated financial statements. During the year ended December 31, 2005, the Company determined that certain warrants and convertible debentures issued in 2004 and 2005 should have been recorded as derivative liabilities. Particularly, the Company has filed this amended Form 10-QSB/A to:

     o Revise our consolidated statement of operations to reflect a decrease in our net loss of $360,672 resulting from the effect of these (non-cash) changes which related to accounting for these derivative instrument liabilities on our consolidated statement of operations for the three months ended June 30, 2005;

     o Revise our consolidated balance sheet as of June 30, 2005 to reflect an increase in our liabilities of $2,374,637 and corresponding decrease in stockholders' equity;

     o Revise our consolidated statements of comprehensive loss to reflect a decrease in Basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2005;

     o Make other revisions to our consolidate financial statements to reflect the changes set forth above;

     o Add footnote [3] relating to our obligation to record the fair value of the warrants on our balance sheet at fair value with the changes in the values of these derivatives reflected in the consolidated statement of operations as "Gain (loss) on derivative liability;"

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

     In order to preserve the nature and character of the disclosures as of August 22, 2005, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on August 22, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB for the year ended December 31, 2005.



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the  information  presented in this Quarterly  Report on
Form 10-QSB/A for the quarter ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operations".


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

Notes  to  Consolidated  Financial  Statements  (unaudited)                      10



                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                                  June 30, 2005 (unaudited) and,
                                                     December 31, 2004 (audited)
--------------------------------------------------------------------------------

                                ASSETS              June 30,       December 31,
                                                     2005             2004
                                                  (Restated)       (Restated)
                                                 ------------     ------------


Current assets
  Cash and cash equivalents                      $     21,041     $  1,562,040
  Prepaid, consulting services                        103,274        3,098,622
  Prepaid, other                                       52,391           85,804
                                                 -------------    ------------

    Total current assets                              176,706        4,746,466
Property and equipment, net                           226,254          174,395
                                                 -------------    ------------

        Total assets                             $    402,960     $  4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses          $    590,570     $    351,132
  Accrued payroll and related expenses              1,559,610        1,695,020
  Current portion of capital lease obligations          5,607            7,550
  Notes payable                                       325,000          325,000
  Notes payable - shareholders ($1,750,000
    in default)                                     3,275,000        3,790,106
                                                -------------     ------------

    Total current liabilities                       5,755,787        6,168,808


Capital lease obligations, net of current portion       3,339            5,155
Derivative liability                                1,544,348        3,486,567
Convertible debentures, net of debt
    discount of $215,560 ($1,200,000
    in default)                                       984,440        1,160,716
                                                -------------      -----------



      Total liabilities                             8,287,914       10,821,246
                                                -------------      -----------


Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                       -                 -
  Common stock, $0.0001 par value
    500,000,000 shares authorized
    101,129,033 shares issued and

    Outstanding                                        10,113           8,631
  Additional paid-in capital                        7,822,638       5,703,372
  Accumulated other comprehensive loss                (48,233)        (44,261)
  Deficit accumulated in the development stage    (15,669,472)    (11,568,127)
                                                 -------------    ------------



      Total shareholders' deficit                  (7,884,954)     (5,900,385)
                                                 -------------    ------------


Total liabilities and shareholders' deficit       $    402,960    $  4,920,861
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



                                                                                            NS8 CORPORATION
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              For   the  Three  Months  and Six  Months Ended  June  30,  2005 and 2004 and
                                           for the Period  from June 18,  1999 (Inception) to June 30, 2005
-----------------------------------------------------------------------------------------------------------

                                                                                                For the
                                                                                              Period from
                                                                                                 June 18,
                                                                                                  1999
                                      For the Three Months Ended  For the Six Months Ended   (Inception) to
                                               June 30,                    June 30,              June 30,
                                      --------------------------  -------------------------  --------------

                                          2005          2004          2005          2004          2005
                                       (Restated)    (Restated)    (Restated)    (Restated)    (Restated)
                                      ------------  ------------  ------------  ------------  -------------


Operating expenses

  Research and development            $   214,862   $   338,569   $   471,753   $   583,841   $  3,150,649
  General and administrative            1,469,745     2,798,018     5,278,834     4,577,827     17,489,108
                                      ------------  ------------  ------------  ------------  -------------



    Total operating expenses            1,684,607     3,136,587     5,750,587     5,161,668     20,639,757
                                      ------------  ------------  ------------  ------------  -------------



Loss from operations                   (1,684,607)   (3,136,587)   (5,750,587)   (5,161,668)   (20,639,757)
                                      ------------  ------------  ------------  ------------  -------------


Other income (expense)

  Other (expense) income                   (1,647)        2,305      (203,646)        2,144       (147,454)
  Interest expense                       (151,439)     (109,099)     (318,617)     (120,559)      (742,645)
  Change in fair value of derivative
    Liability                            (437,315)      820,023     2,171,505       820,023      5,860,387
                                      ------------  ------------  ------------  ------------  -------------



    Total other income (expense)         (590,401)      713,229     1,649,242       701,608      4,970,285
                                      ------------  ------------  ------------  ------------  -------------



Net loss                              $(2,275,008)  $(2,423,358)  $(4,101,345)  $(4,460,060)  $(15,669,472)
                                      ============  ============  ============  ============  =============



Basic and diluted loss per share      $     (0.02)  $     (0.03)  $     (0.04)  $     (0.05)
                                      ============  ============  ============  ============


Weighted-average shares outstanding    97,851,154    88,710,196    93,055,261    87,607,796
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




                                                                                                 NS8 CORPORATION
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                       For the  Three  Months  and  Six  Months Ended June 30, 2005 and 2004 and
                                                  for the Period from June 18, 1999 (Inception) to June 30, 2005
----------------------------------------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                                                                                      June 18,
                                                                                                        1999
                                           For the Three Months Ended   For the Six Months Ended   (Inception) to
                                                    June 30,                   June 30,               June 30,
                                           --------------------------  --------------------------  -------------

                                               2005          2004          2005          2004          2005
                                            (Restated)    (Restated)    (Restated)    (Restated)    (Restated)
                                           ------------  ------------  ------------  ------------  -------------



Net loss                                   $(2,275,008)  $(2,423,358)  $(4,101,345)  $(4,460,060)  $(15,669,472)


Other comprehensive income (loss)

  Foreign currency exchange income (loss)       (1,179)       (2,602)       (3,972)          165        (48,233)
                                           ------------  ------------  ------------  ------------  -------------



Comprehensive loss                         $(2,276,187)  $(2,425,960)  $(4,105,317)  $(4,459,895)  $(15,717,705)
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


                                                                          NS8 CORPORATION
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  For the Six  Months  Ended  June 30,  2005 and 2004 and
                for  the  Period  from  June  18,  1999  (Inception)  to  June  30,  2005
-----------------------------------------------------------------------------------------

                                                                             For the
                                                                           Period from
                                                                             June 18,
                                                                               1999
                                               For the Six Months Ended   (Inception) to
                                                        June 30,              June 30,
                                               -------------------------  --------------
                                                   2005          2004          2005

                                                (Restated)    (Restated)    (Restated)
                                               ------------  ------------  -------------


Cash flows from operating activities

  Net loss                                     $(4,101,345)  $(4,460,060)  $(15,669,472)
  Adjustments to reconcile net loss to net
    cash used in operating activities



      Depreciation and amortization                 35,342        16,350        130,736
      Amortization of prepaid consulting
        Services                                 3,053,617             -      3,053,617
      Compensation charge for
        stock options issued below fair value        1,250       110,000        111,350

      Compensation charge for
        warrants issued below fair value                 -             -         20,000
      Accretion of warrants issued as
        as debt discount                             9,894        70,636        127,032

      Accretion of interest issued as
        as debenture discount                      123,724        17,857        213,011
      Issuance of stock for services                     -        37,000        565,720
      Issuance of stock for compensation                 -     2,041,667      1,029,155
      Issuance of warrants for compensation              -       487,022      5,724,021
      Options granted for services rendered        369,000             -      1,268,400
      Change in fair value of derivative
          liability                             (2,171,505)     (820,023)    (5,860,387)
      (Increase) decrease in



        Prepaid expenses and other
          current assets                           (24,856)      (89,476)    (3,242,514)

      Increase (decrease) in
        Accounts payable and accrued
          expenses                                 239,437        40,363        621,590
        Accrued payroll                           (135,409)      346,827      1,592,843
                                               ------------  ------------  -------------


Net cash used in operating activities           (2,600,851)   (2,201,837)   (10,314,898)
                                               ------------  ------------  -------------


Cash flows from investing activities
  Purchase of property and equipment               (87,201)      (17,564)      (307,969)
                                               ------------  ------------  -------------

Net cash used in investing activities              (87,201)      (17,564)      (307,969)
                                               ------------  ------------  -------------

Cash flows from financing activities
  Contribution of capital                           34,386             -         34,386
  Payments on notes payable                              -             -              -
  Proceeds from notes payable                            -             -
  Proceeds from convertible debentures                   -     1,500,000      2,100,000
  Proceeds from issuance of common
    stock                                          395,398             -      3,552,652
  Proceeds from notes payable -
    related party                                  775,000       645,000      5,792,650
  Payments on notes payable -
    related party                                  (50,000)     (245,000)      (615,361)
  Proceeds from short term loans                         -             -        325,000
  Payments for redemption of shares                      -             -         (2,662)
  Offering costs                                         -             -        (54,242)
  Payments on convertible debentures                     -             -       (400,000)
  Payments on capital lease obligations             (3,759)       (4,744)       (35,834)
                                               ------------  ------------  -------------

Net cash provided by financing activities        1,151,025     1,895,256     10,696,589
                                               ------------  ------------  -------------

                                                                          continued. . .





                                                                          NS8 CORPORATION
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  For the Six  Months  Ended  June 30,  2005 and 2004 and
                for  the  Period  from  June  18,  1999  (Inception)  to  June  30,  2005
-----------------------------------------------------------------------------------------
.. . .continued
                                                                             For the
                                                                           Period from
                                                                             June 18,
                                                                               1999
                                               For the Six Months Ended   (Inception) to
                                                        June 30,              June 30,
                                               -------------------------  --------------
                                                   2005          2004          2005

                                                (Restated)    (Restated)    (Restated)
                                               ------------  ------------  -------------



Effect of exchange rate changes
  on cash                                           (3,972)          861        (52,681)
                                               ------------  ------------  -------------


Net (decrease) increase in cash and cash
  equivalents                                   (1,540,999)     (323,284)        21,041

Cash and cash equivalents,
  beginning of period                            1,562,040       756,661              -
                                               ------------  ------------  -------------

Cash and cash equivalents,
  end of period                                $    21,041   $   433,377   $     21,041
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


- The company remeasured the value of the derivative liability relating to warrants and convertible debentures issued in 2004 and 2005 in accordance with EITF 00-19 and SFAS 133 resulting in loss of $437,315.

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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from developmental activities and operations since its inception and has an accumulated deficit of $15,669,472 at June 30, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.


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

During the three months ended June 30, 2005, the Company recognized other expense of $437,315 which related to recording the derivative liability at fair value. At June 30, 2005, the derivative liability balance is $1,544,348.

Derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three month ended June 30, 2005 and 2004: dividend yield of 0%; annual volatility of 100% and risk free interest rates in the range of 3.14 to 3.35% and 1.66%, respectively.


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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------




                           For the Three Months Ended   For the Six Months Ended
                                     June 30,                    June 30,
                           --------------------------  --------------------------
                               2005          2004          2005          2004
                           ------------  ------------  ------------  ------------

  Net loss
  As reported              $(2,275,008)  $(2,423,358)  $(4,101,345)  $(4,460,060)


  Add total stock based  employee  compensation  expense  determined  under fair value method for all
    awards, net of tax        (615,540)            -      (381,065)            -
                           ------------  ------------  ------------  ------------


      Pro forma            $(2,890,548)  $(2,423,358)  $(4,482,410)  $(4,460,060)
                           ============  ============  ============  ============



  Loss per common share
    Basic - as reported    $     (0.02)  $     (0.03)  $     (0.04)  $     (0.05)
    Basic - pro forma      $     (0.03)  $     (0.03)  $     (0.05)  $     (0.05)
    Diluted - as reported  $     (0.02)  $     (0.03)  $     (0.04)  $     (0.05)
    Diluted - pro forma    $     (0.03)  $     (0.03)  $     (0.05)  $     (0.05)




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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:




                           For the Three Months Ended   For the Six Months Ended
                                     June 30,                    June 30,
                           --------------------------  -------------------------
                               2005          2004          2005          2004
                           ------------  ------------  ------------  -----------

  Options outstanding under
    the Company's stock
    option plans             27,941,410   18,897,614    27,941,410    18,897,614
  Warrants                    9,112,001    7,062,001     9,112,001     7,062,001
  Convertible debenture       1,684,800            -     1,684,800             -

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------
Foreign  Currency  Translation
------------------------------
Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity (deficit) as accumulated other comprehensive income (loss).

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


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On June 30, 2005, the outstanding principal of the Convertible Debenture was $1,200,000, less the remaining debt discount of $215,560.

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

The Company recognized interest expense of $47,122, $123,724, $0 and $0 in the accompanying statements of operations for the three and six months ended June 30, 2005, and 2004 respectively, related to the amortization of debt discount.

The fair value of the remaining derivative liability related to the embedded put option is approximately $342,900 at June 30, 2005 and is included in the accompanying consolidated balance sheet.


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
                                  ==============  =========




     Warrants
     --------
On May 18, 2004, the Company entered into an Exclusive Advisory Agreement with Maximum Ventures, Inc. ("MVI"). Based in New York, MVI specializes in business strategy and corporate advisory services for emerging growth companies. Pursuant to the agreement, MVI agreed to act as a business advisor to NS8 with respect to equity and debt financings, strategic planning, mergers and acquisitions, and business development activities. Upon the execution of the agreement, NS8 issued to MVI warrants to purchase 5,439,501 shares of common stock, which equaled 4.99% of the shares of NS8 common stock then outstanding, on a fully diluted basis. The warrants were issued with an exercise price of $2.00 per share and a term of five years from the date of issuance. The Exclusive Advisory Agreement with MVI has a term of one year. The Company recorded a prepaid expense of $4,134,021 for the value of the warrants. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded consulting expense of $1,019,348 for the value of the warrants earned during the three months ended March 31, 2005. Pursuant to EITF 96-18, the Company adjusted the related prepaid expense at March 31, 2005 to $455,238. During the three months ended June 30, 2005 the Company recorded consulting expense of $373,142.


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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------
On April 14, 2005, the company entered into an advisory services agreement with Bill Kunzweiler. Mr. Kunzweiler will provide advisory services to the Board of Directors and its Executives with respect to sales, management strategies, strategic acquisitions, financing and capital policies, executive compensation and recruitment. The term of the advisory services agreement is two years ending April 14, 2007. Mr. Kunzweiler has been compensated for his advisory services in the form of 4,500,000 fully vested stock options to purchase the Company's common stock at an exercise price of $0.09 per share, exercisable for a period of five years from April 14, 2005.

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


RESULTS  OF  OPERATIONS


Three  Months Ending June 30, 2005 Compared to Three Months Ending June 30, 2004
--------------------------------------------------------------------------------
Research and development expenses were $214,862 and $338,569 respectively, during the three-month periods ending June 30, 2005 (the "2005 Period") and June 30, 2004 (the "2004 Period"). During the 2005 Period, we employed an average of 17 employees for research and development, compared to an average of 20 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $213,840 compared to $236,476 during the 2004 Period. The total research and development expense incurred during the 2005 Period represents approximately 12.8% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel. During the 2005 Period, $1,022 of the total research and development expense was spent on equipment relating to research and development activities as compared to $102,093 during the 2004 Period.



General and administrative expenses for the 2005 Period decreased to $1,469,745 from $2,798,018 during the 2004 Period. During the 2005 Period we employed an average of 13 employees compared to an average of 15 employees in the 2004 Period. Wages and benefits for general and administrative personnel during the 2005 Period were $324,180 compared to $1,734,310 during the 2004 Period. The difference primarily results from compensation charges of $1,309,242 for stock grants issued to executive level employees. During the 2005 Period we expensed $413,419 in consulting fees compared to $511,522 during the 2004 Period. In 2004, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. We recorded $487,022 in consulting fees for the warrants granted to Maximum Ventures. In 2005, we retained the advisory services of William Kunzweiler and by virtue of his agreement Mr. Kunzweiler received 4,500,000 fully vested stock options to purchase our common stock. We recorded $315,000 in consulting fees for the options granted to Mr. Kunzweiler. Our legal and accounting fees for the 2005 Period were $112,217 compared to $191,039 in the 2004 Period. In 2004, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the 2004 period, we incurred finance charges on debt and equity agreements of $155,000 compared to $42,500 in the 2005 Period.

Interest expense for the 2005 Period increased to $151,439 from $109,099 during the 2004 Period. We obtained additional funding to finance operations through the issuance of various debt instruments which contributed to the increase in interest expense.

The Change in the value of our embedded derivative instruments related to our debt features and warrants issued in 2004 and 2005 resulted in a Change in fair value of derivative liability net loss of $437,315 for the three months ended June 30, 2005 and a gain of $820,023 for the three months ended June 30, 2004 and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, we incurred a net loss of $2,275,008 or $0.02 per share, during the 2005 Period, as compared to a net loss of $2,423,358, or $0.03 per share, during the 2004 Period. We incurred a loss from operations of $1,684,607 during the 2005 Period, as compared to a loss from operations of $3,136,587 during the 2004 Period.

Six  Months  Ending  June  30,  2005 Compared to Six Months Ending June 30, 2004
--------------------------------------------------------------------------------

Research and development expenses were $471,753 and $583,841 respectively, during the six-month periods ending June 30, 2005 (the "Six-Month 2005 Period") and June 30, 2004 (the "Six-Month 2004 Period"). During the Six-Month 2005 Period, we employed an average of 18 employees for research and development, compared to an average of 20 employees in the Six-Month 2004 Period. Wages and benefits for research and development personnel during the Six-Month 2005 Period were $460,741 compared to $476,558 during the Six-Month 2004 Period. The total research and development expense incurred during the Six-Month 2005 Period represents approximately 8.2% of our total operating expenses for the Six-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel. During the Six-Month 2005 Period $10,214 of the total research and development expense was spent on equipment relating to research and development activities as compared to $107,283 during the Six-Month 2004 Period.

General and administrative expenses for the Six-Month 2005 Period increased to $5,278,834 from $4,577,827 during the Six-Month 2004 Period. During the Six-Month 2005 Period we employed an average of 14 employees compared to an average of 16 employees in the Six-Month 2004 Period. Wages and benefits for general and administrative personnel during the Six-Month 2005 Period were $780,144 compared to $3,014,513 during the Six-Month 2004 Period. The difference in general and administrative wages primarily results from compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees. During the Six-Month 2005 Period we expensed $3,698,422 in consulting fees compared to $583,022 during the Six-Month 2004 Period. The difference in consulting fees primarily relates to compensation charges of $3,405,397 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department. Our legal and accounting fees for the Six-Month 2005 Period were $208,752 compared to $317,482 in the Six-Month 2004 Period. During the Six-Month 2004, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the Six-Month 2004 period, we incurred finance charges on debt and equity agreements of $155,000 compared to $42,500 in the 2005 Period.

Interest expense for the Six-Month 2005 Period increased to $318,617 from $120,559 during the Six-Month 2004 Period. In June 2005, the beneficial conversion feature on the convertible debentures was revalued due to changes in the stock price. The revaluation resulted in an additional $450,995 in interest expense during the 2005 Period. We also obtained additional funding to finance operations through the issuance of various debt instruments which contributed to the increase in interest expense.

We have incurred other expense for the Six-Month 2005 Period of $203,646 as compared to other income of $2,144 during the Six-Month 2004 Period. We loaned Long Distance Billing Services, Inc. ("LDBS") $200,000 in the form of a promissory note during the first quarter of 2005. Subsequently, we were advised that LDBS filed for protection under Chapter 11 of the Bankruptcy Code. As a result a $200,000 provision for the impairment of the note receivable was recorded.

The Change in the value of our embedded derivative instruments related to our debt features and warrants issued in 2004 and 2005 resulted in a Change in fair value of derivative liability net gain of $2,171,505 and $820,023 for the six months ended June 30, 2005 and June 30, 2004, respectfully, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, we have incurred a net loss of $4,101,345 or $0.04 per share, during the Six-Month 2005 Period, as compared to a net loss of
$4,460,060, or $0.05 per share, during the Six-Month 2004 Period. We have incurred a loss from operations of $5,750,587 during the Six-Month 2005 Period, as compared to a loss from operations of $5,161,668 during the Six-Month 2004 Period.

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



We have suffered recurring losses from operations and have an accumulated deficit of $15,669,472 at June 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.


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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have restated our previously issued financial statements for the period ended June 30, 2005, to reflect the correction of the classification of certain warrants and convertible debentures as derivative liabilities.

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

                                 NS8 Corporation



Dated: August 28, 2006            By:  /s/  Anthony  Alda
                                      --------------------
                                      Anthony Alda, CEO (Principal Executive
                                      Officer)