Form 10QSB/A
period 2005-09-30
NS8 CORP
filed 2006-08-28
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 3



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


As of August 28, 2006, there were 110,383,586 shares of common stock, with a par value of $0.0001, issued and outstanding, and 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").


    Transitional  Small  Business Disclosure Format (check one).  Yes __; No  X
                                                                              --

                                NS8 Corporation.
                               September 30, 2005
                         Quarterly Report on Form 10-QSB




                                Table of Contents

                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements                            3


PART I - FINANCIAL INFORMATION

Item  1.  Financial Statements                                               4
Item  2.  Management's Discussion and Analysis or Plan of Operations        23
Item  3.  Controls and Procedures                                           28

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings                                                 29
Item  2.  Unregistered Sales of Equity Securities                           30
Item  3.  Defaults Upon Senior Securities                                   30
Item  6.  Exhibits and Reports on Form 8-K                                  30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     This Form 10-QSB/A is being amended to restate the accompanying unaudited consolidated financial statements. During the year ended December 31, 2005, the Company determined that certain warrants and convertible debentures issued in 2004 and 2005 should have been recorded as derivative liabilities. Particularly, the Company has filed this amended Form 10-QSB/A to:

     o Revise our consolidated statement of operations to reflect a decrease in our net loss of $429,719 resulting from the effect of these (non-cash) changes which related to accounting for these derivative instrument liabilities on our consolidated statement of operations for the three months ended September 30, 2005;

     o Revise our consolidated balance sheet as of September 30, 2005 to reflect an increase in our liabilities of $1,978,003 and corresponding decrease in stockholders' equity;

     o Revise our consolidated statements of comprehensive loss to reflect a decrease in Basic and diluted net loss per share attributable to common shareholders for the three months ended September 30, 2005;

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

     In order to preserve the nature and character of the disclosures as of November 29, 2005, except as specifically discussed in this Amendment No. 3 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on November 29, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED BALANCE SHEET
                                             September 30, 2005 (unaudited) and,
                                                     December 31, 2004 (audited)
--------------------------------------------------------------------------------

                                ASSETS             Sept. 30,         Dec. 31,
                                                      2005             2004

                                                  (Restated)       (Restated)
                                                 ------------     ------------


Current assets
  Cash and cash equivalents                      $      8,897      $ 1,562,040
  Prepaid, consulting services                         53,150        3,098,622
  Prepaid, other                                       75,866           85,804
                                                 -------------    ------------

    Total current assets                              137,913        4,746,466
Property and equipment, net                           225,253          174,395
                                                 -------------    ------------

        Total assets                             $    363,166     $  4,920,861
                                                 =============    ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Accounts payable and accrued expenses          $    867,964     $    351,132
  Accrued payroll and related expenses              1,664,063        1,695,020
  Current portion of capital lease obligations          7,443            7,550
  Notes payable                                       475,000          325,000
  Notes payable - shareholders                      3,355,795        3,790,106
                                                -------------     ------------



    Total current liabilities                       6,370,265        6,168,808

Capital lease obligations, net of current portion       -                5,155
Derivative liability                                1,255,058        3,486,567



Convertible debentures, net of debt discount
    of $189,223 ($1,200,000 in default)             1,010,777        1,160,716
                                                -------------      -----------



      Total liabilities                             8,636,100       10,821,246
                                                -------------      -----------


Commitments and contingencies

Shareholders' deficit
  Preferred stock, $0.0001 par value
    5,000,000 shares authorized
    no shares issued and outstanding                    -                 -
  Common stock, $0.0001 par value
    500,000,000 shares authorized
    104,768,315 shares issued and

    Outstanding                                        10,477           8,631
  Additional paid-in capital                        8,247,273       5,703,372
  Accumulated other comprehensive loss                (58,722)        (44,261)
  Deficit accumulated in the development stage    (16,471,962)    (11,568,127)
                                                 -------------    ------------



      Total shareholders' deficit                  (8,272,934)     (5,900,385)
                                                 -------------    ------------

Total liabilities and shareholders' deficit      $    363,166     $  4,920,861
                                                 =============    ============

The accompanying notes are an integral part of these financial statements.


                                                                                             NS8 CORPORATION
                                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Three and Nine Months Ended September 30, 2005 and 2004  (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005(unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                                                                                 June 18,
                                       For the Three Months Ended   For the Nine Months Ended      1999
                                             September 30,                September 30,       (Inception) to
                                      ---------------------------  --------------------------  September 30,
                                          2005           2004          2005          2004          2005

                                       (Restated)     (Restated)    (Restated)    (Restated)    (Restated)
                                      -------------  ------------  ------------  ------------  -------------


Operating expenses

  Research and development            $    203,269   $   235,100   $   675,022   $   818,941   $  3,353,918
  General and administrative               715,660     3,145,273     5,994,494     7,723,100     18,204,768
                                      -------------  ------------  ------------  ------------  -------------



    Total operating expenses               918,929     3,380,373     6,669,516     8,542,041     21,558,686
                                      -------------  ------------  ------------  ------------  -------------



Loss from operations                      (918,929)   (3,380,373)   (6,669,516)   (8,542,041)   (21,558,686)

                                      -------------  ------------  ------------  ------------  -------------

Other income (expense)

  Other expense                             (1,534)      (10,952)     (205,180)       (8,808)      (148,992)
  Interest expense                        (171,316)      (90,258)     (489,933)     (210,817)      (913,961)
  Change in fair value of derivative
    Liability                              289,290      (407,970)    2,460,795       412,053      6,149,677

                                      -------------  ------------  ------------  ------------  -------------


    Total other income (expense)           116,440      (509,180)    1,765,682       192,428      5,086,724
                                      -------------  ------------  ------------  ------------  -------------



Net loss                              $   (802,489)  $(3,889,553)  $(4,903,835)  $(8,349,613)  $(16,471,962)
                                      =============  ============  ============  ============  =============



Basic and diluted loss per share      $      (0.01)  $     (0.04)  $     (0.05)  $     (0.09)
                                      =============  ============  ============  ============


Weighted-average shares outstanding    103,246,761    89,213,431    96,360,664    88,146,914
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




                                                                                                   NS8  CORPORATION
                                                                                   (A  DEVELOPMENT  STAGE  COMPANY)
                                                                  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  LOSS
                                   For the Three and Nine Months Ended September 30, 2005 and 2004  (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                      Period from
                                                                                                        June 18,
                                              For the Three Months Ended  For the Nine Months Ended       1999
                                                     September 30,               September 30,       (Inception) to
                                              --------------------------  --------------------------  September 30,
                                                  2005          2004          2005          2004          2005

                                               (Restated)    (Restated)    (Restated)    (Restated)    (Restated)
                                              ------------  ------------  ------------  ------------  -------------



Net loss                                      $ (802,489)  $(3,889,553)  $(4,903,834)  $(8,349,613)  $(16,471,962)



Other comprehensive income (loss)
     Foreign currency exchange income (loss)     (10,489)       (2,602)      (14,461)          165        (58,722)
                                              ------------  ------------  ------------  ------------  -------------



Comprehensive loss                            $ (812,978)  $(3,892,155)  $(4,918,296)  $(8,349,448)  $(16,530,684)
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




                                                                                NS8 CORPORATION
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended September 30, 2005 and 2004 (unaudited) and for the Period from June 18, 1999 (Inception) to September 30, 2005 (unaudited)
-----------------------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30

                                                          2005          2004           2005
                                                       (Restated)    (Restated)     (Restated)
                                                      ------------  ------------  --------------


Cash flows from operating activities

  Net loss                                            $(4,903,834)  $(8,349,613)  $(16,471,962)
  Adjustments to reconcile net loss to net
    cash used in operating activities

      Depreciation and amortization                        50,345        27,527        145,739

      Amortization of prepaid consulting services       3,053,617             -      3,053,617

      Compensation charge for
        stock options issued below fair value               1,250       110,000        111,350
      Compensation charge for
        warrants issued below fair value                                                20,000

      Accretion of warrants issued as
        as debt discount                                    9,894        86,366        127,032
      Interest on conversion features                     149,862        53,572        239,149
      Issuance of stock for services                                     37,000        565,720
      Issuance of stock for compensation                              3,406,667      1,029,155
      Issuance of warrants for compensation                           1,529,023      5,724,021
      Options granted for services rendered               369,000       173,250      1,268,400
      Change in fair value of derivative liability     (2,460,795)     (412,053)    (6,149,677)
      (Increase) decrease in



        Prepaid expenses and other
          current assets                                    1,793      (217,860)    (3,215,865)



      Increase (decrease) in
        Accounts payable and accrued expenses             452,790        31,764      2,563,195
        Accrued payroll and related expenses                            374,337
                                                      ------------  ------------  -------------



Net cash used in operating activities                  (3,276,078)   (3,150,020)   (10,990,126)
                                                      ------------  ------------  -------------




                                                                                     For the
                                                                                   Period from
                                                                                     June 18,
                                                      For the Nine Months Ended        1999
                                                             September 30         (Inception) to
                                                      --------------------------   September 30
                                                          2005          2004           2005
                                                      ------------  ------------  --------------
Cash flows from investing activities
  Purchase of property and equipment                     (101,203)      (34,013)      (321,971)
                                                      ------------  ------------  -------------

Net cash used in investing activities                    (101,203)      (34,013)      (321,971)
                                                      ------------  ------------  -------------

Cash flows from financing activities
  Contribution of capital                                  34,386             -         34,386
  Payments on notes payable                                     -             -              -
  Proceeds from notes payable                                   -       350,000              -
  Proceeds from convertible debentures                          -     1,500,000      2,100,000
  Proceeds from issuance of common stock                  395,398             -      3,552,652
  Proceeds from notes payable - related party           1,293,245     1,045,000      6,310,895
  Payments on notes payable - related party               (62,450)     (320,000)      (627,811)
  Proceeds from short term loans                          150,000             -        475,000
  Payments for redemption of shares                             -             -         (2,662)
  Offering costs                                                -             -        (54,242)
  Payments on convertible debentures                            -             -       (400,000)
  Payments on capital lease obligations                    (5,262)       (6,983)       (37,337)
                                                      ------------  ------------  -------------

Net cash provided by financing activities               1,805,317     2,568,017     11,350,881
                                                      ------------  ------------  -------------

Effect of exchange rate changes
  on cash                                                  18,822        (5,467)       (29,887)
                                                      ------------  ------------  -------------


Net (decrease) increase in cash and cash equivalents   (1,553,143)     (621,483)         8,897

Cash and cash equivalents, beginning of period          1,562,040       756,661              -
                                                      ------------  ------------  -------------

Cash and cash equivalents, end of period              $     8,897   $   135,178   $      8,897
                                                      ============  ============  =============

Supplemental disclosures of cash flow information


  Interest paid                                             4,664   $     7,897   $    128,691
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

- The company remeasured the value of the derivative liability relating to warrants and convertible debentures issued in 2004 and 2005 in accordance with EITF 00-19 and SFAS 133 resulting in gain of $289,290.



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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from developmental activities and operations since its inception and has an accumulated deficit of $16,471,962 at September 30, 2005. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company as well as future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.


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

During the three months ended September 30, 2005, the Company recognized other income of $289,290 which related to recording the derivative liability at fair value. At September 30, 2005, the derivative liability balance is $1,255,058.

Derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three month ended September 30, 2005 and 2004: dividend yield of 0%; annual volatility of 100% and risk free interest rates in the range of 3.14 to 4.11% and 3.14%, respectively.



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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:




                                                 For the Three Months Ended   For the Nine Months Ended
                                                        September 30                September 30
                                                     2005          2004          2005          2004

Net Loss
   As reported                                   $  (802,489)  $(3,889,553)  $(4,903,834)  $(8,349,613)


  Add total stock based employee
   compensation expense determined under
   fair value method for all awards, net of tax     (565,261)   (1,163,181)     (946,326)   (1,163,181)
                                                 ------------  ------------  ------------  ------------


  Proforma                                       $(1,367,750)  $(5,052,734)  $(5,850,160)  $(9,512,794)
                                                 ============  ============  ============  ============


Loss per common share

  Basic and diluted - as reported                $     (0.01)  $     (0.04)  $     (0.05)  $     (0.09)
  Basic and diluted - pro forma                  $     (0.01)  $     (0.06)  $     (0.06)  $     (0.11)




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


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On September 30, 2005, the outstanding principal of the Convertible Debenture was $1,200,000, less the remaining debt discount of $189,223.

The fair value of the remaining derivative liability related to the embedded put option is approximately $342,900 at September 30, 2005 and is included in the accompanying consolidated balance sheet.



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

On December 10, 2004, the Company entered into a promissory note agreement with Cornell Capital for gross proceeds of $2,500,000. The note earns interest at 12% per annum, and the principal and any unpaid interest is due July 1, 2005. As disclosed in the Shareholder's Deficit section, the Company had previously entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital, pursuant to which the Company agreed to sell shares of its common stock to Cornell Capital. The shares of common stock to be issued to Cornell Capital under the SEDA may be resold by Cornell under an effective registration statement filed by the Company with the Securities and Exchange Commission on November 1, 2004. Cornell Capital applied the proceeds from the sales of the shares issued under the SEDA to the repayment of the loan. The SEDA was terminated as part of the new financing arrangement made between the Company and Cornell Capital which closed on November 14, 2005. See Note 9 "Subsequent Events".
                                       16

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


The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at September 30, 2005 and the statements of operations for the three months ended September 30, 2005.


Consolidated balance sheet at September 30, 2005:

                                                         As previously reported       Adjustments            As restated

                                                              Debit (Credit)         Debit (Credit)         Debit (Credit)
                                                                 Balance                                       Balance
                                                          --------------------   --------------------   ---------------------
Accounts Payable and Accrued Expenses                     $         (868,563)    $          600   (1)   $        (867,964)

Convertible Debenture                                     $         (287,233)    $      (40,887)  (2)   $      (1,010,777)
                                                                                 $     (789,402)  (3)
                                                                                 $      106,745   (4)

Derivative Liability                                      $                -     $   (3,486,567)  (5)   $      (1,255,058)
                                                                                 $    2,608,820   (6)
                                                                                 $       57,143   (7)
                                                                                 $     (723,744)  (8)
                                                                                 $      289,290   (9)

Additional Paid In Capital                                $      (15,223,351)    $    7,175,449  (10)   $      (8,247,273)
                                                                                 $      (57,143)  (7)
                                                                                 $   (1,657,449) (11)
                                                                                 $    1,515,420  (12)
                                                                                 $         (199) (13)

Accumulated Other Comprehensive Loss                      $           26,500     $       (1,060) (14)   $          58,722
                                                                                 $       33,282  (15)

Deficit  accumulated during the  development stage        $       21,502,259     $   (3,688,882) (16)   $      16,471,962
                                                                                 $   (1,273,429) (17)
                                                                                 $        1,060  (14)
                                                                                 $      360,672  (18)
                                                                                 $     (429,719) (19)




Consolidated statement of operations for the three months ended September 30, 2005:

                                                          As previously reported       Adjustments               As restated

                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   ------------------------
General and Administrative Expenses                       $          749,078     $      (33,418) (15)   $         715,660


Interest Expense                                          $          278,327     $     (106,745)  (4)   $         171,316
                                                                                           (199) (13)
                                                                                            (67) (15)

Change in Fair Value of Derivative Liability              $                -     $     (289,290)  (9)   $        (289,290)

Net Loss                                                  $        1,232,208     $     (429,719) (19)   $         802,489



(1) To correct calculation error and properly state the balance of accounts payable at September 30, 2005.


(2) To properly amortize the debt discount over the lives of the related convertible debt instruments during the period ended March 31, 2005.


(3) To properly state the estimated debt discount related to convertible debt instruments for the period ended June 30, 2005.


(4) To properly amortize the debt discount over the lives of the related convertible debt instruments during the period ended June 30, 2005.


(5) To record the estimated fair value of derivative liabilities at December 31, 2004.


(6) To record the change in fair value of derivative liabilities during the period ended March 31, 2005.


(7) To record the reclassification of derivative liabilities related to the conversion of notes payable.


(8) To record the change in fair value of derivative liabilities during the period ended June 30, 2005.


(9) To record the change in fair value of derivative liabilities during the period ended September 30, 2005.


(10) To record the reclassification of the fair value of warrants and embedded put options issued with convertible notes from additional paid in capital to derivative liability at December 31, 2004.


(11) To properly state the estimated fair value of fully vested warrants to purchase common stock for consulting services.


(12) To record the reclassification of the fair value of warrants and embedded put options from additional paid in capital to derivative liability at June 30, 2005.


(13) To properly state additional paid in capital and adjust beginning retained earnings to actual.

(14) To record the reclassification of accumulated other comprehensive loss and properly state beginning retained earnings at June 30, 2005.


(15) To record the reclassification of operating expenses from beginning retained earnings and properly state accumulated other comprehensive loss for the period ending September 30, 2005 resulted from calculation error.


(16) To record the net effects of the 2004 restatement, as described in the Company's Form 10-KSB/A for the year ended December 31, 2005.


(17) To record the net effects of the 2005 restatement, as described in the Company's Form 10-QSB/A for the period ended March 31, 2005.


(18) To record the net effects of the 2005 restatement, as described in the Company's Form 10-QSB/A for the period ended June 30, 2005.


(19) To record the net effects of (4),(9),(13) and (15) as noted above.

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



RESULTS  OF  OPERATIONS

Three Months Ending September 30, 2005 Compared to Three Months Ending September
--------------------------------------------------------------------------------
2004
----


Research and development expenses were $203,269 and $235,100 respectively during the three-month periods ending September 30, 2005 (the "2005 Period") and September 30, 2004 (the "2004 Period"). During the 2005 Period, we employed an average of 15 employees for research and development, compared to 18 employees in the 2004 Period. Wages and benefits for research and development personnel during the 2005 Period were $202,819 compared to $214,848 during the 2004
Period. The total research and development expense incurred during the 2005 Period represents approximately 22.12% of our total operating expenses for the 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $446.75 of this amount was spent on equipment relating to research and development activities.

General and administrative expenses for the 2005 Period significantly decreased to $715,660 from $3,145,273 during the 2004 Period. During the 2005 Period, we employed approximately 13 employees compared to 15 in the 2004 Period. Wages and benefits for general and administrative personnel during the 2005 Period were $333,770 compared to $1,771,822 during the 2004 Period. The difference primarily results from compensation charges of $1,309,242 for stock grants issued to executive level employees. During the 2005 Period, we expensed $103,290 in consulting fees compared to $1,091,595 during the 2004 Period. In 2004, we retained the consulting services of Maximum Ventures and by virtue of their advisory agreement they received warrants to purchase our common stock. We recorded $487,022 in consulting fees for the warrants granted to Maximum Ventures. Our legal and accounting fees for the 2005 Period were $124,078 compared to $48,709 in the 2004 Period. In 2005, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained, we incurred finance charges on debt and equity agreements of $14,250 compared to $0 for the 2004 Period.

Interest expense for the 2005 Period increased to $171,316 from $90,258 during the 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures.

The Change in the value of our embedded derivative instruments related to our debt features and warrants issued in 2004 and 2005 resulted in a Change in fair value of derivative liability net gain of $289,290 and net loss of $407,970 for the three months ended September 30, 2005 and September 30, 2004, respectfully, and is primarily due to the fluctuation of our stock price.


As a result of the foregoing, we incurred a net loss of $802,489 or $0.01 per share during the 2005 Period, as compared to a net loss of $3,889,553 or $0.04 per share during the 2004 Period. We incurred a loss from operations of $918,929 during the 2005 Period, as compared to a loss from operations of $3,380,373 during the 2004 Period.


Nine  Months  Ending September 30, 2005 Compared to Nine Months Ending September
--------------------------------------------------------------------------------
30,  2004
---------


Research and development expenses were $675,022 and $818,941 respectively, during the nine-month periods ending September 30, 2005 (the "Nine-Month 2005 Period") and September 30, 2004 (the "Nine-Month 2004 Period). During the Nine-Month 2005 Period, we employed an average of 18 employees for research and development, compared to 20 employees in the Nine-Month 2004 Period. Wages and benefits for research and development personnel during the Nine-Month 2005 Period were $664,071 compared to $640,289 during the Nine-Month 2004 Period. The total research and development expense incurred during the Nine-Month 2005 Period represents approximately 10.12% of our total operating expenses for the Nine-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $10,950 of this amount was spent on equipment relating to research and development activities.

General and administrative expenses for the Nine-Month 2005 Period decreased to $5,994,494 from $7,723,100 during the Nine-Month 2004 Period. During the




Nine-Month 2005 Period, we employed approximately 14 employees compared to 16 employees in the Nine-Month 2004 Period. Wages and benefits for general and administrative personnel during the Nine-Month 2005 Period were $1,168,031 compared to $4,868,855 during the Nine-Month 2004 Period. The difference in general and administrative wages primarily results from compensation charges of $2,211,667 for stock grants and stock options issued to executive level employees. During the Nine-Month 2005 Period we expensed $3,802,182 in consulting fees compared to $1,674,617 during the Nine-Month 2004 Period. The difference in consulting fees primarily relates to compensation charges of $3,074,494 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, we retained the services of several consultants who provided advisory services to the board of directors and marketing department. Our legal and accounting fees for the Nine-Month 2005 Period were $332,947 compared to $366,191 in the Nine-Month 2004 Period. During the Nine-Month 2005 Period, we incurred significant legal fees in relation to patent filings and corporate financing. As a result of corporate financing obtained in the Nine-Month 2004 Period, we incurred finance charges on debt and equity agreements of $155,000 compared to $56,750 in the Nine-Month 2005 period.

Interest expense for the Nine-Month 2005 Period increased to $489,933 from $210,817 during the Nine-Month 2004 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures which resulted to the increase in interest expense.


We have incurred other expense for the Nine-Month 2005 Period of $205,283 as compared to other expense of $8,808 during the Nine-Month 2004 Period. We loaned Long Distance Billing Services, Inc. ("LDBS") $200,000 in the form of a promissory note during the first quarter of 2005. Subsequently, we were advised that LDBS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, $200,000 provision for the impairment of the note receivable was recorded.
                                       27

The Change in the value of our embedded derivative instruments related to our debt features and warrants issued in 2004 and 2005 resulted in a Change in fair value of derivative liability net gain of $2,460,795 and $412,053 for the nine months ended September 30, 2005 and September 30, 2004, respectfully, and is primarily due to the fluctuation of our stock price.


As a result of the foregoing, we have incurred a net loss of $4,903,834 or $0.05 per share during the Nine-Month 2005 Period, as compared to a net loss of $8,349,613 or $0.09 per share during the Nine-Month 2004 Period. We have incurred a loss from operations of $6,669,516 during the Nine-Month 2005 Period, as compared to a loss from operations of $8,542,041 during the Nine-Month 2004 Period.


We have financed our research and development activities to date with proceeds from the sale of our common stock, the issuance of convertible debentures, and loans from our officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:


We have suffered recurring losses from operations and have an accumulated deficit from inception on June 18, 1999 to September 30, 2005 of $16,471,962 at September 30, 2005. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent auditors that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.




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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have restated our previously issued financial statements for the period ended September 30, 2005, to reflect the correction of the classification of certain warrants and convertible debentures as derivative liabilities.


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

10.8 Subsidiary Security Agreement made between CanOnline Global Media, Inc. and Cornell dated November 10, 2005 (2)

10.9. Investor Registration Rights Agreement made between the Corporation and various investors dated November 10, 2005 (2)

10.10. Pledge and Escrow Agreement made between the Corporation, various Pledgors, Cornell and David Gonzalez, Esq. as Escrow Agent dated November 10, 2005 (2)

10.11. Irrevocable Transfer Agent Instructions given to Continental Stock Transfer & Trust Company by the Corporation on behalf of Cornell dated November 10, 2005 (2)
                                       30

10.12 Warrant No. CCP-001 entitling Cornell Capital to purchase 5,000,000 common shares of the Company at an exercise price of $0.075 per share for a period of five years from November 10, 2005 (2)

10.13 Warrant No. CCP-002 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.06 per share for a period of five years from November 10, 2005 (2)

10.14 Warrant No. CCP-003 entitling Cornell Capital to purchase 10,000,000 common shares of the Company at an exercise price of $0.05 per share for a period of five years from November 10, 2005 (2)

10.15 Master Service Agreement, dated August 4, 2005, between NS8 Corporation and SAVVIS Communications Corporation (3)

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

                                      NS8  Corporation



Dated:  August  28,  2006             By:  /s/ Anthony  Alda
                                           --------------------
                                           Anthony Alda, Chief Executive Officer