Form 10QSB/A
period 2006-06-30
NS8 CORP
filed 2006-09-12
CIK 1156893

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     -----




Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act): Yes      No   X
                           ----     -----


As of September 8, 2006, there were 110,383,586 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").

Transitional Small Business Disclosure Format (check one).  Yes      No   X
                                                               ----     -----

                                 NS8 Corporation
                                  June 30, 2006
                        Quarterly Report on Form 10-QSB/A




                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Condensed Consolidated Financial Statements......................5
Item  2.      Management's Discussion and Analysis or Plan of Operation.......24
Item  3.      Controls and Procedures.........................................30

                           PART II - OTHER INFORMATION

Item  1.      Legal Proceedings...............................................30
Item  2.      Unregistered Sales of Equity Securities.........................31
Item  3.      Defaults Upon Senior Securities.................................31
Item  4.      Submission of Matters to a Vote to the Security Holders.........31
Item  5.      Other Information...............................................31
Item  6.      Exhibits........................................................32

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS



To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

     o the Company's ability to commercialize its products and to begin to generate revenue and to eventually generate a profit;

     o the Company's ability to raise additional capital to sustain its operations; the acceptance of its products, services and technology by consumers;

     o    the Company's ability to protect its intellectual property;

     o its ability to establish strategic licensing relationships with digital media content owners, communication companies and consumer electronic hardware manufacturers; and

     o    the amount and timing of future  sales of the  Company's  common stock
          that  it  is  required  to  issue  upon   conversion  of   outstanding
          convertible securities.


A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of its 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending June 30, 2006 originally filed on August 21, 2006. During the three and six month periods ended June 30, 2006 the Company was unable to provide information to its management, its registered public accounting firm and other advisors in a timely manner to permit review and disclosure of such information in a timely manner. As a result of the Company's inability to provide information in a timely manner, the Company's registered public accounting firm did not have sufficient opportunity to review the condensed consolidated financial statements as required under Statement of Auditing Standards ("SAS") No. 100 pursuant to Item 310(b) of he Securities and Exchange Commission Regulations S-B. Particularly, the Company has filed this amended Form 10-QSB/A to:

o    Amend the exhibit list and table of contents;


o    Attach exhibits unintentionally omitted from previous filing;


o Correct inadvertent inaccuracies caused by calculation errors in statement of cash flows for the Period from June 18, 1999 (Inception) to June 30, 2006, which resulted in the originally filed statement of cash flows being out of balance;


o Amend Note 4, Note 7 and Note 9 to the financial statements to include additional disclosures regarding notes payable and related extensions; and


o Amend Note 8 to the financial statements to include condensed consolidated statement of operations for the six months ended June 30, 2005.


In order to preserve the nature and  character of the  disclosures  as of August
21, 2006, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on August 21, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB for the year ended December 31, 2005.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

     Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited) .....6

     Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005 (unaudited)
       and for the period from June 18, 1999 (inception) to
       June 30, 2006 (unaudited)...............................................7

     Condensed Consolidated Statements of Comprehensive Income (Loss) for
       the three and six months ended June 30, 2006 and June 30, 2005 and for the period from June 18, 1999 (inception) to
       June 30, 2006 (unaudited)...............................................7

     Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 and for the period
       from June 18, 1999 (inception) to June 30, 2006 (unaudited)...........8-9


     Notes to Consolidated Financial Statements (unaudited)................10-24

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2006
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                      June 30,
                                                                       2006
                                                                   ------------

Current assets:
   Cash and cash equivalents                                       $     49,248
   Prepaid expenses and other current assets                             53,196
                                                                   ------------

     Total current assets                                               102,444

Property and equipment, net                                             197,751
Capitalized software development costs                                  217,112
Other assets                                                             23,293
                                                                   ------------
        Total assets                                               $    540,600
                                                                   ============

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                           $  1,087,331
   Accrued payroll and related expenses                               1,754,311
   Deferred revenue                                                     169,100
   Notes payable                                                        780,000
   Notes payable - shareholders                                       3,095,511
                                                                   ------------
     Total current liabilities                                        6,886,253

Convertible debentures, net of debt discount of $1,292,758            2,545,772
Derivative liability                                                  6,470,801
Other liabilities                                                         7,665
                                                                   ------------
      Total liabilities                                              15,910,491

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, $0.0001 par value;
     5,000,000 shares authorized;
     no shares issued and outstanding                                      --
   Common stock, $0.0001 par value;
     750,000,000 shares authorized;
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
                                                                   ============



                                                                                                                     NS8 CORPORATION
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and
                                                          for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------



                                                 For the Three Months Ended           For the Six Months Ended
                                                          June 30,                            June 30,            For the Period
                                                ------------------------------    ------------------------------     from June 18,
                                                                     2005                              2005         1999 (Inception)
                                                    2006          (Restated)          2006          (Restated)     to June 30, 2006
                                                -------------    -------------    -------------    -------------    -------------
Operating expenses:
     Research and development                   $      61,340          214,862          251,255          471,753        3,715,163
     General and administrative                       861,002        1,469,745        1,746,833        5,278,834       20,939,225
                                                -------------    -------------    -------------    -------------    -------------

        Total operating expenses                      922,342        1,684,607        1,998,088        5,750,587       24,654,388
                                                -------------    -------------    -------------    -------------    -------------
Loss from operations                                 (922,342)      (1,684,607)      (1,998,088)      (5,750,587)     (24,654,388)
                                                -------------    -------------    -------------    -------------    -------------

Other (expense) income:
     Other (expense) income                              (750)          (1,647)          (1,058)        (203,646)          24,875
     Interest expense                                (590,100)        (151,439)        (958,159)        (318,617)      (2,071,042)
     Loss on extinguishment of debt                      --               --               --               --         (2,250,000)
     Change in fair value of derivative
        liability                                  (1,093,015)        (437,315)      (3,158,055)       2,171,505        4,679,677
                                                -------------    -------------    -------------    -------------    -------------

        Total other (expense) income, net          (1,683,865)        (590,401)      (4,117,272)       1,649,242          383,510
                                                -------------    -------------    -------------    -------------    -------------

Net loss                                        $  (2,606,207)   $  (2,275,008)   $  (6,115,360)   $  (4,101,345)   $ (24,270,878)
                                                =============    =============    =============    =============    =============

Basic and diluted loss per share                $       (0.02)   $       (0.02)   $       (0.06)   $       (0.04)
                                                =============    =============    =============    =============

Weighted-average shares outstanding -
        Basic and diluted                         110,383,586       97,851,154      110,383,586       93,055,261
                                                =============    =============    =============    =============



                                                                                                     NS8 CORPORATION
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                           For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and
                                          for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)
--------------------------------------------------------------------------------------------------------------------


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

Other comprehensive loss:
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
                                       ============    ============    ============    ============    ============


                                                                                          NS8 CORPORATION
                                                                            (A DEVELOPMENT STAGE COMPANY)
                                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Six Month Ended June 30, 2006 and 2005 (Unaudited) and
                               for the Period from June 18, 1999 (Inception) to June 30, 2006 (Unaudited)
---------------------------------------------------------------------------------------------------------


                                                          For the Six Months Ended      For the Period
                                                                  June 30,             from June 18, 1999
                                                         ----------------------------    (Inception) to
                                                                             2005          June 30,
                                                            2006          (Restated)        2006
                                                         ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                            $ (6,115,360)   $ (4,101,345)   $(24,270,878)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                        28,052          35,342         189,210
          Amortization of prepaid consulting services            --         3,053,617       3,098,622
          Compensation charge for
            in-the-money stock options                           --             1,250         112,600
          Provision for uncollectible note receivable            --              --            25,000
          Compensation charge for
            in-the-money warrants                                --              --            20,000
          Amortization of debt discount related to
            notes payable                                        --             9,894         127,032
          Amortization of debt discount related to
            convertible debentures                            292,200         123,724         635,813
          Issuance of stock for services                         --              --           565,720
          Issuance of stock for compensation                     --              --         1,029,155
          Estimated fair value of warrants granted
            for services                                       21,300            --         5,745,321
          Estimated fair value of options granted
            to employees                                      439,334            --           439,334
          Estimated fair value of options granted
            for services                                         --           369,000       1,274,400
          Loss on extinguishment of debt                         --              --         2,250,000
          Change in fair value of derivative liability      3,158,055      (2,171,505)     (4,679,677)
          (Increase) decrease in:
            Other assets                                      (15,063)           --           (23,293)
            Prepaid expenses and other
              current assets                                   57,274         (24,856)     (3,174,350)
          Increase (decrease) in:
            Accounts payable and accrued                         --
              expenses                                        674,458         239,437       1,627,809
            Deferred revenue                                  169,100            --           169,100
            Accrued payroll and related expenses              129,233        (135,409)      1,787,543
            Other long term liabilities                         7,665            --             7,665
                                                         ------------    ------------    ------------

Net cash used in operating activities                      (1,153,752)     (2,600,851)    (13,043,874)
                                                         ------------    ------------    ------------

Cash flows from investing activities
     Issuance of note receivable                                 --              --          (200,000)
     Collections on note receivable                            25,000            --           175,000
     Purchase of property and equipment                       (16,342)        (87,201)       (337,940)
     Capitalized software development costs                  (217,112)           --          (217,112)
                                                         ------------    ------------    ------------

Net cash used in investing activities                        (208,454)        (87,201)       (580,052)
                                                         ------------    ------------    ------------


Cash flows from financing activities
     Proceeds from notes payable                              250,000            --           750,000
     Proceeds from contribution of capital                       --            34,386          34,386
     Payments on convertible debentures                          --              --          (400,000)
     Proceeds from convertible debentures                        --              --         3,100,000
     Proceeds from issuance of common stock                      --           395,398       3,827,652
     Payments on notes payable to shareholders                 (5,000)        (50,000)       (760,361)
     Proceeds from notes payable to shareholders            1,174,118         775,000       7,292,134
     Payments for redemption of shares                           --              --            (2,662)
     Offering costs                                              --              --           (54,242)
     Payments on capital lease obligations                     (5,334)         (3,759)        (44,780)
                                                         ------------    ------------    ------------


Net cash provided by financing activities                   1,413,784       1,151,025      13,742,127
                                                         ------------    ------------    ------------

Effect of exchange rate changes
     on cash                                                  (11,166)         (3,972)        (68,953)
                                                         ------------    ------------    ------------

Net (decrease) increase in cash and cash
     equivalents                                               40,412      (1,540,999)         49,248

Cash and cash equivalents,
     beginning of period                                        8,836       1,562,040            --
                                                         ------------    ------------    ------------

Cash and cash equivalents,
     end of period                                       $     49,248    $     21,041    $     49,248
                                                         ============    ============    ============

Supplemental disclosures of cash flow
     information:

     Interest paid                                              9,164           3,889
                                                         ============    ============

Supplemental schedule of non-cash investing and financing activities:

     Estimated fair value of warrants issued
       for prepaid services                              $     32,000    $       --
                                                         ============    ============
     Estimated fair value of debt-related derivative
       liabilities reclassified from liabilities to
       additional paid-in capital                        $       --      $     57,143
                                                         ============    ============

     Conversion of notes payable - shareholders
       into common shares                                $       --      $  1,250,000
                                                         ============    ============

     Conversion of convertible debentures
       into common shares                                $       --      $    300,000
                                                         ============    ============

     Reclassification of accrued interest to notes
       payable                                           $    246,027    $       --
                                                         ============    ============



NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
--------------------------------------------------------------------------------

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



On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp. ("DLVN"), a Delaware corporation and publicly traded company (the "Parent"), and Delivery Now Acquisition Co., a Delaware corporation and wholly owned subsidiaries of the Parent (the "Merger Sub"). DLVN was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, DLVN changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").



NS8, CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.


NOTE 2. - GOING CONCERN



The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2006, the Company incurred a net loss of $6,115,360 and had negative cash flows from operations of $1,153,752. In addition, the Company had a deficit accumulated during the development stage of $24,270,878 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2006 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.



NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements
--------------------------------------------


These unaudited interim condensed financial statements of NS8 Corporation and its subsidiaries (collectively, "NS8", "we" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of Company management, these financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.



The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.


Restatement of prior year quarterly results of operations and cash flows
------------------------------------------------------------------------


The financial information as of, and for the three and six months ended June 30, 2005 is labeled restated as it has been revised from the amounts previously filed in the Quarterly Report on Form 10-QSB filed with the SEC on August 22, 2005. The restatement is further discussed in Note 8.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of NS8 and its wholly owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

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


Accounting for Derivative Instruments
-------------------------------------



In connection with the issuance of certain convertible debentures in May and June 2004 and November 2005 (see Note 5), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial

Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.




In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is liable for certain penalties which would require the Company to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. As of September 12, 2006, the required registration statement has not been declared effective, and therefore the Company has accrued penalties of approximately $81,000 for the period from February 27, 2006 through March 31, 2006 and $262,100 for the period from April 1, 2006 through June 30, 2006, included in Accounts payable and accrued expenses in the Company's condensed consolidated balance sheet.


During the three and six months ended June 30, 2006, the Company recognized other expenses of $1,093,015 and $3,158,055, respectively, compared to other expense of $437,315 (restated) and a gain of $2,171,505 (restated) during the three and six months ended June 30, 2005, which related to recording the derivative liability at fair value. At June 30, 2006, the derivative liability balance is $6,470,801.


Net Loss Per Common Share
-------------------------

The Company utilizes SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures. Potentially dilutive shares are excluded from the computation if their effect is antidilutive. At June 30, 2006 and 2005 the outstanding number of potentially dilutive common shares totaled approximately 91,905,026 and 38,738,211 respectively.


However, as the Company incurred net losses for all periods presented herein, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

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


Capitalization of research and development costs begins upon the establishment of technological feasibility of its products. The Company has determined that technological feasibility of software and web-based products is reached immediately before the products are available for delivery to customers. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that its certain software applications have reached technological feasibility. As a result, the Company capitalized related software development costs totaling $217,112. The amortization of capitalized system development costs will begin in the third quarter of 2006 using the straight-line method over the estimated product life of 1.5 years.


Revenue Recognition
-------------------

The Company recognizes revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements". Revenue recognition requirements in the software industry are very complex and are subject to change. The Company generally recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.


Maintenance and training services to its customers are generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.


Revenues from licensing the Company's software are generated from licensing agreements primarily with Video-On-Demand ("VOD") distributors that generally pay a per-unit royalty fee. Consequently, the Company recognizes revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies on working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accruals.

If the Company changes any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on the Company's balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied. As of June 30, 2006 the balance in deferred revenue amounted to $169,100 and consisted primarily of unearned revenue on annual license contracts and the deferred component of bundled maintenance and post contract customer support and will be recognized proportionately over the period of the related agreements.


Stock-Based Compensation Expense
----------------------------------

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("FAS 123R"). FAS 123R establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in FAS 123R, and include such costs as an expense in their statements of operations over the requisite service (vesting) period. The Company elected to adopt FAS 123R using a modified prospective application, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to December 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified prospective application, no restatement of previously issued results is required. The Company uses the Black-Scholes option-pricing model to measure fair value. This is the same method the Company used in prior years for disclosure purposes.


The Company has not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of its net deferred tax assets and its operating loss carryforwards. In addition, the adoption of FAS 123(R) did not affect its cash flow from operations or cash flow from financing activities.


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



Recent Accounting Pronouncements
--------------------------------


In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold.

SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on the Company's condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of 2007. The Company is evaluating the impact this statement will have on its condensed consolidated financial statements.


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


Amounts due under notes payable entered into prior to January 1, 2006:


o Unsecured promissory note for principal of $75,000. The note bears interest at 8% per annum, and the principal and any unpaid interest are payable on Maturity Date. During the three months period ended June 30, 2006 the Maturity Date was extended to April 3, 2007.

o Unsecured promissory note for principal of $150,000. The note bears interest at 8% per annum, and the principal and any unpaid interest are payable on the Maturity Date. During the three months period ended June 30, 2006 the Maturity Date was extended to April 16, 2007.


o Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest are payable on the Maturity Date. During the three months ended June 30, 2006 the Maturity Date was extended to July 1, 2007.


o Unsecured promissory note for principal of $180,000. The note bears interest at 8% and is payable on demand. During the three months ended June 30, 2006, the note with an original principal balance of $150,000 was assigned to a new note holder. The new note was issued in the amount of $180,000, which included $30,000 of accrued interest.


o Unsecured promissory note for principal of $25,000. The note bears interest at 7% per annum and principal and any unpaid interest are payable on demand.


Interest expense was $15,000, $7,000, $28,000, and $14,000 for the three and six months ended June 30, 2006 and 2005, respectively. Accrued interest on the notes was $56,200 at June 30, 2006 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.



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


At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon three business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed on a pro rata basis.


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


In connection with the issuance of the Convertible Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On June 30, 2006, the outstanding principal of the Convertible Debenture was $975,100, less the remaining debt discount of $84,425. The Company recognized interest expense of $21,100, $47,122, $42,200, and $123, 724 in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, respectively, related to the amortization of the debt discount.


The fair value of the remaining derivative liability related to the embedded put option is approximately $278,600 at June 30, 2006 and is included in the accompanying condensed consolidated balance sheet.


On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced previously issued promissory notes in the amount of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses in the amount of $145,000 which was included in the debt discount as discussed above. Upon the effectiveness of the SB-2 Registration Statement which was filed on December 14, 2005, the Company will issue a fourth convertible debenture to Cornell Capital in the amount of $300,000. These debentures will collectively be the "November Debentures." The November Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see
Note 3) at the fair value in the accompanying condensed consolidated balance sheet.

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


In connection with the issuance of the November Debentures, the Company recorded a debt discount of $1,500,000, consisting of an embedded put option and financing fees, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through November 2008. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the November Debentures. The unamortized debt discount balance is $1,208,333 at June 30, 2006, and the Company recognized $125,000 and $250,000 of interest expense during the three and six months ended June 30, 2006, respectively.



On January 23, 2006, the Company received a conversion notice in the amount of $183,989, convertible into 5,840,921 common shares at a price of $0.0315 per share. The shares cannot be issued until the SB-2 is declared effective. As of the date of this filing the shares have not been issued nor have they been recorded as issued or outstanding.



Interest expense on convertible debentures was $85,000, $64,000, $168,000 and $145,000 for the three and six months ended June 30, 2006 and 2005 respectively. Accrued interest on the convertible debentures was $307,500 at June 30, 2006 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.




NOTE 6. - SHAREHOLDERS' DEFICIT

Employee Stock Options
----------------------


        2001 Stock Option Plan
        ----------------------


The Company adopted its 2001 stock option plan on June 29, 2001. The Plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "non-statutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. The Company has not yet granted any options or stock appreciation rights under the plan.


        2004 Stock Option Plan
        ----------------------

The Company adopted its 2004 Stock Option Plan on February 4, 2004. The Plan provides for the grant of "non-statutory stock options." The total number of shares of common stock reserved for issuance under the Plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

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


A summary of option activity as of June 30, 2006, and changes during the six months ended is presented below:

                                                                          Weighted
                                                         Weighted          Average
                                                          Average         Remaining         Aggregate
                                                         Exercise        Contractual        Intrinsic
                                        Options           Price              Life             Value
-------------------------------     ---------------   ---------------   ---------------  ---------------
Outstanding at January 1, 2006          31,438,327     $        0.22               3.9    $     161,350

   Granted                                  25,000              0.09                -                -

   Exercised                                    -                 -                 -                -

   Forfeited or expired                   (806,380)             0.22                -                -
                                    ---------------   ---------------   ---------------  ---------------
Outstanding at June 30, 2006            30,656,947     $        0.21               2.6    $     225,338
                                    ===============   ===============   ===============  ===============


Exercisable at June 30, 2006            29,317,825     $        0.20               2.6    $     216,850
                                    ===============   ===============   ===============  ===============




                                                         Weighted
                                                         Average
                                      Nonvested         Grant Date
                                       Options          Fair Value
-----------------------------       ---------------   ---------------
Nonvested at January 1, 2006             2,984,190     $        0.35
   Granted                                  25,000              0.11
   Vested                               (1,183,045)             0.39
   Forfeited                              (487,023)             0.16
                                    ---------------   ---------------
Nonvested at June 30, 2006               1,339,122     $        0.32
                                    ===============   ===============




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


                              Three Months Ended        Six Months Ended        Three Months Ended        Six Months Ended
                                June 30, 2006            June 30 , 2006           June 30, 2005            June 30 , 2005
                              ------------------      -------------------       ------------------      -------------------
  Expected lives in years           5                           5                      5                          5
  Risk free interest rates         4.6%                        4.8%                   3.4%                       3.3%
  Volatility                       236%                        236%                   100%                       100%
  Dividend yield                    0%                          0%                     0%                         0%

As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 3%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three and six months ended June 30, 2005, the Company accounted for forfeitures as they occurred. For options granted prior to January 1, 2006 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.


For the three and six months ended June 30, 2006, the Company recognized compensation expense of $203,456 and $439,334 respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations, as a result of the adoption of SFAS 123R. In addition, the total compensation expense related to non-vested awards not yet recognized approximates $628,202, which will be recognized as expense over the weighted average vesting period of .65 years.


The effect of the change in applying the provisions of SFAS 123R resulted in increasing loss from continuing operations, loss before income taxes, net loss and basic and diluted loss per share are as follows:

                                                  For the three months                      For the six months
                                                  ended June 30, 2006                       ended June 30, 2006
                                           -----------------------------------     -----------------------------------
                                             SFAS 123R             APB 25            SFAS 123R                 APB 25
                                           ---------------     ---------------    ---------------     ---------------
   Loss before income taxes                $   (2,606,207)         (2,402,751)        (6,115,360)         (5,676,025)
   Net loss                                $   (2,606,207)         (2,402,751)        (6,115,360)         (5,676,025)
   Basic and diluted net loss per share    $        (0.02)              (0.02)             (0.06)              (0.05)




                 Pro Forma Information for Periods Prior to 2006
                 -----------------------------------------------


In periods prior to the fiscal year ending December 31, 2006, the Company followed the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, ("SFAS 123"). The following table illustrates the effect on net income (loss) and Earnings (loss) per share for the quarter ended June 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:



                                          Three Months Ended   Six Months Ended
                                             June 30, 2005       June 30, 2005
                                              (Restated)          (Restated)
--------------------------------------     ----------------     ----------------

Net income, as reported                     $   (2,275,008)      $   (4,101,345)
   Deduct: Pro forma stock option
   compensation  expense for stock
   options granted using a fair value
   method                                       (615,540)              (381,065)
                                           ----------------     ----------------

     Pro forma net income                   $   (2,890,548)      $   (4,482,410)
                                           ================     ================
     Basic net income per common share:

Basic and diluted - as reported             $        (0.02)      $        (0.04)
                                           ================     ================
Basic and diluted - pro forma               $        (0.03)      $        (0.05)
                                           ================     ================

Accuracy of Fair Value Estimates
--------------------------------


The Company develops its assumptions based on the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of share-based payment awards. Its determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.



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




                                    Warrants
                                    --------


On April 25, 2006 and June 1, 2006 respectively the Company's board of directors modified certain warrants to extend the expiration dates from April 25, 2006 to April 25, 2008 and from June 1, 2006 to June 1, 2008. The value of these warrant modifications, as determined using the Black-Scholes valuation model, was $17,150 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants). In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected in change in fair value of derivative liability in its accompanying condensed consolidated statements of operation.



On March 7, 2006, the Company entered into a public relations agreement with Rubenstein Investor Relations Inc. ("RIR") based in New York. RIR specializes in introducing and positioning small-and mid cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the Company executes its business plan. Upon the execution of the agreement, NS8 issued to RIR and several of its associates warrants, which vested upon grant, to purchase 200,000 shares of common stock. The warrants are exercisable over a five year period at a price of $0.16 per share. The Company recorded a prepaid expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model. The Company recorded consulting expense of $16,000 and $21,300 for the three and six months ended June 30, 2006. The remaining prepaid consulting expense is $10,700 and has been reflected in prepaid expenses and other current assets in its accompanying condensed consolidated balance sheet.


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


Between May and November 2005, the Company borrowed $598,333 from various shareholders for notes with original principal balances ranging between 25,000 and $150,000. During 2005 the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are due on demand.


During the three months ended June 30, 2006, notes owing to various shareholders in the aggregate amount of $1,300,000 originally borrowed between March and October 2004, with original principal balances ranging between $150,000 and $250,000 were transferred to another shareholder. All of the new notes bear interest at a rate of 10% per annum and were issued due on demand, as amended. The Company reissued the notes under the same terms. The aggregate principal amount of the new notes is $1,515,884, which included $215,884 of accrued interest. One of the notes, issued on March 11, 2004, provided that upon repayment of the $250,000 owing under the loan, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest was due on December 11, 2005. On December 21, 2005 the due date of the promissory note was extended to March 31, 2006. The note is in default and is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense over the period until the note matures or is converted. In addition, under the provision of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability and is recorded in its accompanying condensed consolidated balance sheet (see Note 3). The Company recognized $9,894 as interest expense during the year ended December 31, 2005 and $41,693 as interest expense related to the amortization of the debt discount during the year ended December 31, 2004 and the discount has been fully recognized.


                                DUE TO DIRECTORS

During 2006 The Company borrowed $5,544 from a director. During 2005 the Company borrowed $2,033 from a director. Both amounts are unsecured, are non-interest bearing, are due on demand and are not evidenced by promissory notes.



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



The following tables present a summary of the effects of the restatement adjustments on the Company's condensed consolidated balance sheet at June 30, 2005 and the statements of operations for the three and six months ended June 30, 2005.


Condensed Consolidated balance sheet at June 30, 2005:


                                                         As previously reported       Adjustments                As restated

                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   -------------------------
Convertible Debentures                                    $           (154,151)  $       (40,887)  (1)   $        (984,440)
                                                                                 $      (789,402)  (2)

Derivative Liability                                      $                 -    $    (3,486,567)  (3)   $      (1,544,348)
                                                                                 $     2,608,820   (4)
                                                                                 $        57,143   (5)
                                                                                 $      (723,744)  (6)

Additional Paid-In Capital                                $        (14,798,914)  $     7,175,449   (7)   $      (7,822,638)
                                                                                 $       (57,143)  (5)
                                                                                 $    (1,657,449)  (8)
                                                                                 $     1,515,420   (9)


Accumulated Other Comprehensive Loss                      $             49,293   $        (1,060) (10)   $          48,233

Deficit  accumulated during the  development stage        $         20,270,051   $    (3,688,882) (11)   $      15,669,472
                                                                                 $    (1,273,429) (12)
                                                                                 $       360,672  (13)
                                                                                 $         1,060  (11)




Condensed Consolidated statement of operations for the three months ended June 30, 2005:

                                                          As previously reported       Adjustments               As restated

                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   ------------------------
General and Administrative Expenses                       $          1,106,800   $       362,945  (14)   $       1,469,745
Interest Expense                                          $            591,027   $      (439,588) (15)   $         151,439
Change in Fair Value of Derivative Liability              $                  -   $       437,315  (15)   $         437,315
Net Loss                                                  $          1,914,336   $       360,672  (13)   $       2,275,008
Loss per common share - basic and diluted                 $               0.02   $             -         $            0.02




NOTE 8. - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Condensed consolidated statement of operations for the six months ended June 30, 2005:


                                                          As previously reported       Adjustments               As restated

                                                              Debit (Credit)         Debit (Credit)            Debit (Credit)
                                                                 Balance                                          Balance
                                                          --------------------   --------------------   ------------------------
Research and development Expenses                         $            470,955   $           798  (16)   $         471,753
General and Administrative Expenses                       $          3,580,239   $     1,698,595  (14)   $       5,278,834
Interest Expense                                          $            758,205   $      (439,588)  (2)   $         318,617
Change in Fair Value of Derivative Liability              $                  -   $    (2,171,505) (15)   $      (2,171,505)
Net Loss                                                  $          5,013,042    $     (911,697) (13)   $       4,101,345
Loss per common share - basic and diluted                 $               0.05    $        (0.01)        $            0.04




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


(13) To record the net effects of (2), (14), (15) and (16) as noted above.

(14) To properly account for the amortization of the estimated fair value of a fully vested warrants issued in connection with consulting services.

(15) To properly state the derivative liability and resulting gain/loss from the change in fair value due to stock fluctuations.

(16) To correct an inadvertent inaccuracy caused by calculation error in the originally filed Form 10-QSB for the quarter ended June 30, 2005.

NOTE 9. - SUBSEQUENT EVENTS

                                 Notes Payable
                                 -------------


Between July and August 2006, the Company borrowed $225,500 from various shareholders for notes with original principal balances ranging between $9,000 and $102,000. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand.






ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Report.


This Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. See "Special Note Regarding Forward Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.


On May 12, 2006, the management of the Company concluded that certain of the Company's previously issued financial statements should be restated to amend and restate its annual report for December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The June
30, 2005 financial statements included in this quarterly report reflect all adjustments the Company made to its unaudited condensed consolidated financial statements for the period ended June 30, 2005 as a result of the restatements. Specifically, the Company strongly encourages you refer to Footnote No. 8, Restatement of Previously Issued Financial Statements in the accompanying condensed consolidated financial statements. We have used the restated amounts in the comparative discussions for 2005 that follow.




Business Overview
-----------------


The Company is a development stage company focused on the development and marketing of software-based technology products and related services for the delivery of on-demand media content over the internet. Its software solutions are designed for:


     o the distribution of on-demand content through the Internet to personal computing ("PC") devices, set-top boxes for television, and portable media devices, such as video-enabled cellular phones;
     o the placement of advertising in conjunction with the delivery of other digital media content;
     o    the use of on-demand internet video for retail sales applications;
     o    the distribution of digital movies or other content to theatres;
     o the distribution of digital music over the Internet; and of the electronic archiving and publishing of digital content for use in a secure environment.


With the introduction of its iWave Interactive Services ("iWave"), a division of NS8, the Company continues to see increased commercial interest and customer opportunities using its two distinct business models:

     (1) the commercial customer model, whereby the Company licenses iWave technology products and related services to telecommunication companies and provide them with the necessary technological tools and support so they can fully manage the iWave platform and expand their entertainment service offering through their established networks and customer base; and

     (2) direct-to-consumer partnerships, which are NS8-managed iWave deployments in which the Company partners with medium to large Internet Service Providers ("ISPs") to expand their consumer service offerings and deploy our iWave Interactive system to the end customer.




To complement its technology offerings, the Company continues to establish commercial relationships with content owners in order to obtain the rights to distribute their catalogues of content. This strategy facilitates the adoption of the iWave platform by offering its prospective customers the benefit of having immediate access to content for their licensed platforms. This provides our customers with an immediate turn-key solution that permits them to satisfy the demands of their customer base for new services while it also helps them avoid the lengthy approval process of independently securing the licenses to distribute content to their customers.


Plan Of Operations
------------------

The second quarter of 2006 has been very successful for its expanding commercial operations and industry acceptance of its technologies and its business models.

In April 2006, the Company signed a non-exclusive multi-year distribution agreement with home entertainment programmer Image Entertainment Inc.'s subsidiary, Egami Media, Inc., allowing NS8's iWave to deliver exclusive program titles to North American consumers via iWave's PC on-demand services. Egami Media has agreed to provide NS8 with rights for a select list of premium titles from its library of approximately 1,500 digital titles, including high definition documentaries, feature films, TV series, comedy specials, foreign and special interest categories. The Company intends to make these programs available to consumers in VOD, Subscription Video-On-Demand (SVOD) and Download-to-Own (DTO) digital delivery options.

In June 2006, the Company entered into Licensing Agreements with ReelTime Infotainment Ltd. to provide IP Television and PC interactive on-demand systems for ReelTime's Australian market through its iWave system. In addition to receiving license fees for an initial 400,000 consumers for both IP Television and PC Interactive, iWave will share in the television and PC advertising revenues derived from the ReelTime service. ReelTime will use iWave as their store front interface and content management and distribution solution. The deployment of the PC platform is scheduled to be commercially released by ReelTime to the public throughout Australia by the end of the third quarter 2006. The IPTV deployment, which will allow ReelTime to provide on-demand services directly to the consumers' television through digital set top boxes, is scheduled to be commercially released in Australia by the beginning of September 2006.

In June 2006, the Company also signed a multi-year agreement with Advanced Datanetwork Communications Co., Ltd. (ADC), one of Thailand's largest telecommunication carriers, to provide interactive and on-demand digital media services to PC and mobile devices using iWave system. This arrangement will enable ADC's Buddy Broadband to offer interactive digital media and entertainment services to broadband based individual and commercial customers throughout Thailand using PC, mobile telephone and Internet television services. ADC Buddy Broadband and iWave will share in revenues derived from monthly commercial access, content usage and national advertising fees. National advertising and overall consumer adoption programs will be driven by ADC's Buddy Broadband throughout Thailand while iWave will provide complete technological, interactive content and consumer services support. ADC Buddy Broadband will also provide a selection of premium North American, Hollywood and Thai content as part of this service and iWave will provide a complimentary library of North American and Asian based content that ranges from mobile games, ring-tones, karaoke, accessories, popular music concerts, television programming, movies, specialty sports, documentaries and high definition programming. Content offered in the ADC Buddy-iWave Interactive internet service will be competitively priced and will be available in current consumer models of rent-to-view, purchase-to-own and electronic sell-through of physical DVD's.

In June 2006, the Company also signed a multi-year non-exclusive VOD content distribution agreement with ADC. The distribution agreement will enable iWave to distribute its library of films, music, concerts, documentaries, sports, high-definition and specialty programming over ADC's current IPTV services, Buddy Broadband.

Since the Company entered into an agreement with True Digital Entertainment Company, a media subsidiary of True Corporation Plc., in March 2006, the Company continues to work closely with True to enhance the consumer capabilities of their online music service in Thailand. The Company is in the final stages of technical integration, and expect that their True Music service will be available during the third quarter 2006.




The Company is continuing to plan the implementation of its upcoming pilot deployments in North America scheduled for the third quarter 2006. These are NS8-managed deployments, for which the Company is partnering with several medium-sized ISPs in different areas of the United States, in an effort to expand their consumer service offerings and deploy its iWave system thereby bringing the entertainment on-demand services direct to the end consumer.

The Company has achieved its commercial and strategic goals for this second quarter. As of the end of the second quarter 2006, the Company established an iWave commercial presence within three continents, Asia, Australia and North America. Its highest priority continues to be the penetration of iWave systems in both the PC and non-PC markets. This includes mobile phones, portable devices and non PC-IPTV markets.

As the Company entered the third quarter of its 2006 fiscal year, the Company continued to implement its business plan with the enhanced confidence that its iWave product line has received acceptance in the market and that the Company is now in a position to positively leverage the current iWave product deployments. The Company anticipates that it will be able to continue to implement its business plans and take the appropriate action to promote the penetration of our designated market.


Research and Development
------------------------

Over the past few months research and product development efforts were primarily directed at completing its iWave product line to provide the best integrated platform for the broadband distribution and commercialization of content using the most advanced and secure system. Its aim is to continue to deliver a user-friendly system to deploy and manage content at the lowest possible cost of ownership.

The Company continues to invest in its research and development efforts for the following reasons:

1. The Company continues to conduct analysis and consumer feedback tests of its underlying technologies and the iWave product line. As a result the Company has an ongoing improvement plan to expand the capabilities of its technologies and to enhance and streamline the distribution, management and consumer experience features producing an increased product quality.

2. The Company has a research and development roadmap plan in place which the Company follows closely in order to maintain competitiveness over other similar products in the market. The overall streamlining of its iWave product line has enabled us to reduce its product versioning costs and these improvements will continue to give us the ability to rapidly adjust its products for changes in its competitive market place.

During 2006, the Company plans to continue to invest in research and development relating to the consumer functionality, commercial security and commercial business value of its iWave service platform. The Company also plans to invest in research and development activities in the areas of mobile media distribution, portable game and streamlining of its iWave for wireless delivery environments such as open WiFi, 3G and other non-residential public networks.


RESULTS OF OPERATIONS


Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (Restated)
--------------------------------------------------------------------------------

Research and development expenses were $61,340 and $214,862 respectively during the three-month periods ended June 30, 2006 (the "Three-Month 2006 Period") and

June 30, 2005 (the "Three-Month 2005 Period"). During the Three-Month 2005 and 2006 Period, the Company employed an average of 17 employees for research and development. Wages and benefits for research and development personnel during the Three-Month 2006 Period were $275,223 compared to $213,840 during the Three-Month 2005 Period. The majority of these funds were utilized for the compensation of our research and development personnel, and $3,222 of this amount was spent on equipment relating to research and development activities. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that its certain software applications have reached technological feasibility. As a result, the Company capitalized related software development costs totaling $217,112, resulting in the decrease of Research and development costs to $61,340 reported on its condensed consolidated statement of operations.



General and administrative expenses for the Three-Month 2006 Period significantly decreased to $861,002 from $1,469,745 during the Three-Month 2005 Period. During the 2006 Period, the Company employed approximately 12 employees compared to 14 in the Three-Month 2005 Period. Wages and benefits for general and administrative personnel during the Three-Month 2006 Period were $486,978 compared to $324,180 during the 2005 Period. The difference in general and administrative expenses primarily results from compensation charges for stock grants issued to executive level employees. During the Three-Month 2006 Period, the Company expensed $53,793 in consulting fees compared to $776,364 during the Three-Month 2005 Period. In 2005, the Company retained the consulting services of Maximum Ventures, Inc. and by virtue of their advisory agreement they received warrants to purchase its common stock. As a result of this warrants grant, the Company recorded approximately $776,364 in consulting fees in the 2005 Period. Its legal and accounting fees for the Three-Month 2006 Period were $158,143 compared to $112,217 in the 2005 period. Interest expense for the Three-Month 2006 period significantly increased to $590,100 from $151,439 during the 2005 Period. We obtained additional funding to finance operations through the issuance of promissory notes with detachable warrants and convertible debentures. In the Three-Month 2006 Period the change in fair value of derivative liability produced a loss of $1,093,015 compared to $437,315 in the Three-Month 2005 Period.


As a result of the foregoing, the Company incurred a net loss of $2,606,207 or $0.02 per share during the Three-Month 2006 Period, as compared to a net loss of $2,275,008 or $0.02 per share during the Three-Month 2005 Period. The Company incurred a loss from operations of $922,342 during the Three-Month 2006 Period, as compared to a loss from operations of $1,684,607 during the Three-Month 2005 Period.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (Restated)
--------------------------------------------------------------------------------

Research and development expenses were $251,255 and $471,753 respectively, during the six-month periods ended June 30, 2006 (the "Six-Month 2006 Period") and June 30, 2005 (the "Six-Month 2005 Period"). During the Six-Month 2006 Period, the Company employed an average of 22 employees for research and development, compared to an average of 18 employees in the Six-Month 2005 Period. Wages and benefits for research and development personnel during the Six-Month 2006 Period were $241,603 compared to $461,540 during the Six-Month
2005 Period. The total research and development expense incurred during the Six-Month 2006 Period represents approximately 0.13% of its total operating expenses for the Six-Month 2006 Period. The majority of these funds were utilized for the compensation of its research and development personnel. During the Six-Month 2006 Period $9,652 of the total research and development expense was spent on equipment relating to research and development activities as compared to $10,214 during the Six-Month 2005 Period. General and administrative expenses for the Six-Month 2006 Period decreased to $1,746,833 from $5,278,834 during the Six-Month 2005 Period. During the Six-Month 2006 Period the Company employed an average of 12 employees compared to an average of 20 employees in the Six-Month 2005 Period. Wages and benefits for general and administrative personnel during the Six-Month 2006 Period were $878,755 compared to $779,543 during the Six-Month 2005 Period. During the Six-Month 2006 Period the Company expensed $92,321 in consulting fees compared to $3,698,422 during the Six-Month 2005 Period. The difference in consulting fees primarily relates to compensation charges of $1,706,899 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, the Company retained the services of several consultants who provided advisory services to the board of directors and marketing department. Its legal and accounting fees for the Six-Month 2006 Period were $210,723 compared to $208,757 in the Six-Month 2005 Period.

Interest expense for the Six-Month 2006 Period increased to $958,159 from $318,617 during the Six-Month 2005 Period. The Company has incurred other expense for the Six-Month 2006 Period of $1,058 as compared to $203,646 during the Six-Month 2005 Period. As a result of the foregoing, the Company has incurred a net loss of $6,115,360 or $0.06 per share, during the Six-Month 2006 Period, as compared to a net loss of $4,101,345, or $0.04 per share, during the Six-Month 2005 Period. The Company has incurred a loss from operations of $1,998,088 during the Six-Month 2006 Period, as compared to a loss from operations of $5,750,587 during the Six-Month 2005 Period.



Liquidity and Capital Resources
--------------------------------


The Company had negative working capital of approximately $6.8 million at June 30, 2006 and $5.6 million at June 30, 2005. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses, and amounts due to shareholders.


At June 30, 2006, its principal source of liquidity was its combined cash and cash equivalents, proceeds from notes payable and cash received from customers as per its software licensing agreements. Its future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of our development and production efforts, the success and market acceptance of its future product releases, and other related items.


Historically, the Company has financed its research and development activities with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers and shareholders. The following table sets forth the amount of funds received from these sources for the periods indicated:


                                               For the Six         For the Six
                                               Months Ended        Months Ended
             Sources of Funds                 June 30, 2006       June 30, 2005
-------------------------------------------  ----------------   ----------------

Contribution of Capital                                    -             34,386
Proceeds from issuance of common shares                    -            395,398
Proceeds from notes payable                          250,000                  -
Proceeds from notes payable to shareholders        1,174,118            775,000



The Company has suffered recurring losses from operations and have an accumulated deficit from inception on June 18, 1999 to June 30, 2006 of $24,270,878. Primarily as a result of its recurring losses and its lack of liquidity, there is the uncertainty as to our ability to continue as a going concern.


Additional cash is necessary to sustain operations both in the short and long term. Additional funding is expected to be obtained as new financial vehicles are currently being pursued. Its ability to meet operating and capital requirements depends upon financing from external sources and ability to generate revenues from the core technologies the Company has developed. The Company cannot assure that the Company will obtain sufficient financing to develop profitable operations prior to utilizing all of the current resources available to us. In addition, if the Company did not receive the funds in a timely manner or on a scale to meet its needs, the Company may be forced to curtail its operations.

The Company has recently signed contracts and agreements with several different companies that the Company anticipates will result in future revenues to the company and produce cash flows to help us meet and sustain its operations.


Financing Activities
--------------------

The Company has raised approximately $663,500, from the issuance of promissory notes during the period from April 1, 2006 through June 30, 2006 and an additional $225,500 during the period from July 1, 2006 through August 21, 2006. Furthermore, the Company anticipates receiving $300,000 to be paid by Cornell Capital on the fifth business day after the effective date of the registration statement. The Company believes that these funds, together with its cash on hand at June 30, 2006, will be sufficient to fund its operations through September 30, 2006.



Its current capital resources will enable us to fund a minimum period of planned operations of less than 12 months, and the Company projects that the estimated amount of additional funds that the Company will need to obtain to enable us to operate for a minimum period of 12 months from June 30, 2006 is $4,200,000. Its ability to meet operating and capital requirements depends upon financing from external sources, and its ability to generate revenues from the core technologies the Company has developed. The Company cannot guarantee that the Company will obtain sufficient financing or develop profitable operations prior to utilizing all of the current financial resources available to us.


The Company continues to seek additional debt financing to replace existing debt financing. In addition, the Company may also attract new equity financing to fund our operations and possibly retire some of its existing debt. The Company anticipates that during the next 12 months the Company will be able to expand its commercial activities and generate revenues from the commercial exploitation of its technological products and services. As of June 30, 2006 the Company has not had any revenue from our products and services.


The rate at which the Company used funds in its operations as of June 30, 2006, is $235,000 per month. The Company expects the rate at which the Company uses funds on a monthly basis to increase due to certain recent and planned operational changes in 2006. The Company estimates that its monthly operating costs during 2006, which includes its 2006 expansion of commercial activities, will increase to approximately $350,000 per month.


If the Company is unable to generate revenue during 2006 and the Company does not receive sufficient capital from financing activities in a timely manner, the Company may be forced to significantly curtail, or cease, its operations. The Company plans to request the extension of the maturity of its outstanding debt; however, should the Company fail, we may be subject to an involuntary bankruptcy or its creditors may foreclose on their security interest in the company. If the creditors foreclose upon their security interest in its company, its common shares would likely lose all of their value.

In addition, its management's strategy to address the $6.8 million of current liabilities reflected on the balance sheet of June 30, 2006, during the next 12 months includes, among other things, its plan to actively seek alternative and more favorable short and long-term debt and equity financing and to effect a re-organization of its current financing arrangements and liabilities. This will enable us to accelerate its current commercial opportunities which will potentially result in revenues, which in turn will enable us to service our current liabilities in a planned manner over a 36 month period. The Company plans to use all of its revenues for the purpose of expanding its business operations. Any new financing will be used in part to reduce its current liabilities. A significant portion of any future financing will also be used to accelerate our commercial opportunities and make necessary asset purchases in order to meet our expected development and operational capacity.

The imbalance between its current assets and current liabilities has had and will have the following effect on its operations: it has made it difficult for us to obtain more beneficial financing arrangements with financing partners who are more supportive of its corporate and commercial goals and efforts; it has made it more difficult for us to attract and encourage equity investment; and it has made it more difficult and even interfered to some extent with its ability to enter into operational commercial agreements with certain major companies and to attract commercial partners and customers due to its financial position and their perception of its ability to perform due to its financial circumstances.

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



The CEO and CFO have concluded that the Company has the following material weaknesses:




    o The Company restated its previously issued financial statements for the periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 to correct the classification of certain warrants and convertible debentures as derivative liabilities.

    o The Company has continued to fail to provide information to its management, its registered public accounting firm and other advisors in a timely manner to permit review and disclosure of such information in a timely manner. In connection with its quarterly report for the period ending June 30, 2006, the Company failed to provide information to its registered public accounting firm in a timely manner. The Company's registered public accounting firm did not have a sufficient amount of time to review the financial statements included in the quarterly report for the period ending June 30, 2006. As a result, the Company has filed this amendment to its quarterly report to correct certain errors identified by the registered public accounting firm during its review of the Company's quarterly report as discussed in the section Statement of this Amendment above.

A "material weakness" is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. Its CEO has concluded that its disclosure controls and procedures were ineffective due to a lack of experience with disclosure controls and procedures and a lack of formal structure to record, process, summarize and report information with the SEC within the time periods specified in the SEC rules and regulations. In addition, the Company had inadequate staffing of its technical accounting function, including lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect its financial statements and disclosures.




                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS



The Company is not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES


None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


None




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 5. OTHER INFORMATION


None

ITEM 6. EXHIBITS




10.5           Master Software License and Development  Agreement dated April 12, 2006 between NS8 Corporation and True Digital Entertainment Company Limited. (1)

10.10          Service  Distribution  Agreement  dated  June 1, 2006  between  NS8  Corporation  and  ReelTime
               Infotainment Ltd.

10.11          iWave IPTV VOD License  Agreement  dated June 1, 2005  between  NS8  Corporation  and  ReelTime
               Infotainment Ltd.

10.12          Service  Distribution  Agreement  dated  June 8, 2006  between  NS8  Corporation  and  Advanced
               Datanetwork Communications Co.

10.13          Content Supply  Agreement dated June 8, 2006 between NS8  Corporation and Advanced  Datanetwork
               Communications Co.



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





                             NS8 Corporation











Dated:  September 12, 2006          By:  /s/ Anthony J. Alda
                                    ------------------------------
                                    Anthony J. Alda, Chairman of the Board
                                    and CEO (Principal Executive Officer)





Dated:  September 12, 2006          By:  /s/ Ricardo Rosado
                                    ------------------------------
                                    Ricardo Rosado, Chief Financial Officer
                                    (Principal Accounting Officer)