Form 10KSB/A
period 2005-12-31
NS8 CORP
filed 2006-10-24
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         State registrant's revenues for its most recent fiscal year: $0.00
                                                                      ------

         As of September 15, 2006, there were 110,383,586 shares of the registrant's common stock, par value $0.0001 issued and outstanding including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 85,064,827 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$5,188,954 based on the average closing price of the registrant's common stock on September 15, 2006. The market value of the unexchanged shares of CGMI is US$432,534 based on the average closing price of the registrant's common stock on September 15, 2006, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional small business disclosure format (check one):
Yes  [ ];   No  [x]

Documents Incorporated By Reference:  None
                                      -----


                                EXPLANATORY NOTE



NS8 Corporation filed its original Annual Report on Form 10-KSB for the period ended December 31, 2005 with the Securities and Exchange Commission ("SEC") on April 17, 2006. The following items of that Annual Report are hereby amended:
(i) Part 2, Item 8A (Controls and Procedures).

                                NS8 CORPORATION

                             INDEX TO ANNUAL REPORT
                                DECEMBER 31, 2005

                                                                            Page
                                                                            ----
PART  II.  FINANCIAL  INFORMATION

     Item  8A.     Controls  and  Procedures                                  1


SIGNATURES                                                                    3

ITEM 8A.CONTROLS AND PROCEDURES



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

Our management identified material weaknesses relating to clerical accounting errors on November 22, 2005 in connection with a review by our former independent registered accounting firm. The weaknesses began on approximately October 23, 2005 as a result of a change in accounting personnel. In addition, in connection with the audit of our 2005 consolidated financial statements, we discovered certain inaccuracies in our audited consolidated financial statements for the year ended December 31, 2004. Management identified the material weaknesses during the preparation of the 2005 annual financial statements. Subsequently, on May 12, 2006 the Company decided to restate its annual financial statements for 2004 and all of its quarterly 2005 financial statements. The weaknesses began when the Company began issuing warrants in connection with consulting services and 2004 and 2005 Debentures.

During the fourth quarter of 2005 and the first and second quarter of 2006 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting, that originally affected our year-end and quarterly filings for periods ended December 31, 2004 and 2005. The deficiencies and remedies were as follows:


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

In addition, beginning in the fourth quarter of 2006, we began actively utilizing our outside consultants to continually oversee the preparation of our financial statements and other SEC filings.

ITEM 6. EXHIBITS





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



                                 NS8 Corporation



Dated:  October 24, 2006          By:  /s/ Anthony J. Alda
                                    ------------------------------
                                    Anthony J. Alda, Chairman of the Board
                                    and CEO (Principal Executive Officer)





Dated:  October 24, 2006          By:  /s/ Ricardo Rosado
                                    ------------------------------
                                    Ricardo Rosado, Chief Financial Officer
                                    (Principal Accounting Officer)