Form 10QSB/A
period 2006-03-31
NS8 CORP
filed 2006-10-24
CIK 1156893

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


As of October 19, 2006, there were 116,224,507 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").


Transitional Small Business Disclosure Format (check one).  Yes      No   X
                                                               ----     -----

                                EXPLANATORY NOTE


NS8 Corporation filed its original Quarterly Report on Form 10-QSB for the period ended March 31, 2006 with the Securities and Exchange Commission ("SEC") on May 16, 2006. The following items of that Quarterly Report are hereby amended:

(i) Part 1, Item 3 (Controls and Procedures); and

(ii) Part 2, Item 6. Exhibits.



                                NS8 CORPORATION

                            INDEX TO QUARTERLY REPORT
                                 March 31, 2006

                                                                            Page
                                                                            ----
PART  I.  FINANCIAL  INFORMATION

     Item  3.     Controls  and  Procedures                                  1

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

Our management identified material weaknesses relating to clerical accounting errors on November 22, 2005 in connection with a review by our former independent registered accounting firm. The weaknesses began on approximately October 23, 2005 as a result of a change in accounting personnel. In addition, in connection with the audit of our 2005 consolidated financial statements, we discovered certain inaccuracies in our audited consolidated financial statements for the year ended December 31, 2004. Management identified the material weakness during the preparation of the 2005 annual financial statements. Subsequently, on May 12, 2006 the Company decided to restate its annual financial statements for 2004 and all of its quarterly 2005 financial statements. The weaknesses began when the Company began issuing warrants in connection with consulting services and 2004 and 2005 Debentures.

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

ITEM 6. EXHIBITS



     10.3 Amendment No. 1 to Securities Purchase Agreement dated as at February 7, 2006 between NS8 Corporation and Cornell Capital Partners, LP.(1)

     10.4 Escrow Agreement dated as at February 7, 2006 between NS8 Corporation and Gallagher, Briody & Butler.(1)

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