Form 10QSB
period 2006-09-30
NS8 CORP
filed 2006-11-20
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2006

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

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---     ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act): Yes      No X
                           ---     ---

As of November 1, 2006, there were 116,224,507 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").

Transitional Small Business Disclosure Format (check one).  Yes      No   X
                                                               ----     -----

                                 NS8 Corporation
                                  September 30, 2006
                        Quarterly Report on Form 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Special Note Regarding Forward Looking Statements.............................3


                         PART I - FINANCIAL INFORMATION

Item  1.      Condensed Consolidated Financial Statements.....................4
Item  2.      Management's Discussion and Analysis or Plan of Operation.......5
Item  3.      Controls and Procedures........................................12

                           PART II - OTHER INFORMATION

Item  1.      Legal Proceedings..............................................13
Item  2.      Unregistered Sales of Equity Securities........................13
Item  3.      Defaults Upon Senior Securities................................13
Item  4.      Submission of Matters to a Vote to the Security Holders........13
Item  5.      Other Information..............................................13
Item  6.      Exhibits.......................................................13

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of its 2005 annual report on Form 10-KSB and Form 10-KSB/A filed with the Securities and Exchange Commission on April 17, 2006 and October 24, 2006 respectively. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               Page
                                                                            ----

Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited) ...F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005
  (unaudited) and for the period from June 18, 1999 (inception)
  to September 30, 2006 (unaudited)..........................................F-2

Condensed Consolidated Statements of Comprehensive Income (Loss) for
  the three and nine months ended September 30, 2006 and September 30,
  2005 and for the period from June 18, 1999 (inception) to
  September 30, 2006 (unaudited).............................................F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 and for the period from June 18, 1999 (inception) to September 30, 2006 (unaudited)....F-4 to F-5

Notes to Consolidated Financial Statements (unaudited).......................F-6

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                                              September 30, 3006
--------------------------------------------------------------------------------

 ASSETS                                                                             September 30,
                                                                                        2006
                                                                                    ------------
Current assets
   Cash and cash equivalents                                                        $    112,220
   Accounts receivable                                                                    44,135
   Deferred professional services costs                                                   43,433
   Prepaid expenses and other current assets                                              64,335
                                                                                    ------------
    Total current assets                                                                 264,123

Property and equipment, net                                                              197,224
Capitalized software development costs                                                   286,104
Other assets                                                                              23,347
                                                                                    ------------
       Total assets                                                                 $    770,798
                                                                                    ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                                 $    442,432
   Accrued payroll and related expenses                                                  349,523
   Accrued expenses                                                                    1,387,602
   Deferred revenue                                                                      133,900
   Notes payable                                                                         780,000
   Due to shareholders and directors                                                   3,318,308
   Current portion of convertible debentures, net of debt discount of $57,315            917,785
                                                                                     ------------
    Total current liabilities                                                          7,329,550

Convertible debentures, net of current portion and debt discount of $1,127,618         1,851,823
Derivative liability                                                                   4,037,771
Accrued management fees                                                                1,572,152
                                                                                    ------------
      Total liabilities                                                               14,791,296
                                                                                    ------------
Commitments and contingencies                                                                 --

Shareholders' deficit
   Preferred stock, $0.0001 par value;
    5,000,000 shares authorized
    no shares issued and outstanding                                                          --
   Common stock, $0.0001 par value;
    750,000,000 shares authorized
    116,224,507 shares issued and outstanding                                             11,622
   Additional paid-in capital                                                          9,431,910
   Accumulated other comprehensive loss                                                  (63,895)
   Deficit accumulated during the development stage                                  (23,400,135)
                                                                                    ------------
      Total shareholders' deficit                                                    (14,020,498)
                                                                                    ------------
       Total liabilities and shareholders' deficit                                  $    770,798
                                                                                    ============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2006 and 2005 (restated) and for the Period from June 18, 1999 (Inception) to September 30, 2006
--------------------------------------------------------------------------------

                                                                                                                   For the Period
                                                   For the Three Months Ended        For the Nine Months Ended    from June 18, 1999
                                                          September 30,                   September 30,            (Inception) to
                                                 ------------------------------   ------------------------------    September 30,
                                                     2006        2005 (Restated)      2006        2005 (Restated)       2006
                                                 -------------    -------------   -------------    -------------    -------------
Revenues
    License fees                                 $      99,500    $          --   $      99,500    $          --    $      99,500
    Professional services                               33,049               --          33,049               --           33,049
                                                 -------------    -------------   -------------    -------------    -------------
        Total revenues                                 132,549               --         132,549               --          132,549
                                                 -------------    -------------   -------------    -------------    -------------
Cost of revenues
    Professional services                               80,532               --          80,532               --           80,532
                                                 -------------    -------------   -------------    -------------    -------------
Gross profit                                            52,017               --          52,017               --           52,017
                                                 -------------    -------------   -------------    -------------    -------------
Operating expenses
    General and administrative                         885,862          715,660       2,632,695        5,994,494       21,825,087
    Research and development                            62,931          203,269         314,186          675,022        3,778,094
        Total operating expenses                       948,793          918,929       2,946,881        6,669,516       25,603,181
                                                 -------------    -------------   -------------    -------------    -------------
Loss from operations                                  (896,776)        (918,929)     (2,894,864)      (6,669,516)     (25,551,164)
                                                 -------------    -------------   -------------    -------------    -------------
Other income (expense)
    Other (expense) income                              (3,571)          (1,534)         (4,629)        (205,180)          21,304
    Interest expense                                  (692,353)        (171,316)     (1,650,512)        (489,933)      (2,763,395)
    Loss on extinguishment of debt                          --               --              --               --       (2,250,000)
    Change in fair value of derivative liability     2,463,443          289,290        (694,612)       2,460,795        7,143,120
                                                 -------------    -------------   -------------    -------------    -------------
        Total other income (expense), net            1,767,519          116,440      (2,349,753)       1,765,682        2,151,029
                                                 -------------    -------------   -------------    -------------    -------------
Net income (loss)                                $     870,743    $    (802,489)  $  (5,244,617)   $  (4,903,834)   $ (23,400,135)
                                                 =============    =============   =============    =============    =============
Basic income (loss) per share                    $        0.01    $       (0.01)  $       (0.05)   $       (0.05)
                                                 =============    =============   =============    =============
Weighted-average shares outstanding -              110,954,980      103,246,761     110,576,144       96,360,664
                                                 =============    =============   =============    =============
           Basic

Diluted income (loss) per share                  $        0.01    $       (0.01)  $       (0.05)   $       (0.05)
                                                 =============    =============   =============    =============
Weighted-average shares outstanding -              194,970,076      103,246,761     110,576,144       96,360,664
           Diluted                               =============    =============   =============    =============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Three and Nine Months Ended September 30, 2006 and 2005 (restated) and for the Period from June 18, 1999 (Inception) to September 30, 2006
--------------------------------------------------------------------------------

                                                                                                                   For the Period
                                                   For the Three Months Ended        For the Nine Months Ended    from June 18, 1999
                                                          September 30,                   September 30,            (Inception) to
                                                 ------------------------------   ------------------------------    September 30,
                                                     2006        2005 (Restated)      2006        2005 (Restated)       2006
                                                 -------------    -------------   -------------    -------------    -------------
Net income (loss)                                  $   870,743     $  (802,489)   $ (5,244,617)    $ (4,903,834)     $(23,400,135)

Other comprehensive income (loss)
    Foreign currency exchange gain (loss)                  610         (10,489)        (10,556)         (14,461)          (63,895)
                                                   -----------     -----------    ------------     ------------      ------------
Comprehensive income (loss)                        $   871,353     $  (812,978)   $ (5,255,173)    $ (4,918,295)     $(23,464,030)
                                                   -----------     -----------    ------------     ------------      ------------

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Month Ended September 30, 2006 and 2005 (restated) and for the Period from June 18, 1999 (Inception) to September 30, 2006
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                                  For the Nine Months Ended   from June 18, 1999
                                                                        September 30,           (Inception) to
                                                                ------------------------------   September 30,
                                                                    2006       2005 (Restated)       2006
                                                                ------------    ------------    ------------

Cash flows from operating activities
    Net loss                                                    $ (5,244,617)   $ (4,903,834)  $ (23,400,135)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                                  41,877          50,345         203,035
       Amortization of prepaid consulting services                        --       3,053,617       3,098,622
       Compensation charge for                                            --              --              --
         in-the-money stock options                                       --           1,250         112,600
       Provision for uncollectible note receivable                        --              --          25,000
       Compensation charge for                                            --              --              --
         in-the-money warrants                                            --              --          20,000
       Amortization of debt discount related to                           --              --              --
         notes payable                                                    --           9,894         127,032
       Amortization of debt discount related to                           --              --              --
         convertible debentures                                      519,025         149,862         862,638
       Issuance of stock for services                                     --              --         565,720
       Issuance of stock for compensation                                 --              --       1,029,155
       Estimated fair value of warrants granted                           --              --              --
         for services                                                 32,000              --       5,756,021
       Estimated fair value of options granted                            --              --              --
         to employees                                                644,798              --         644,798
       Estimated fair value of options granted                            --              --              --
         for services                                                     --         369,000       1,274,400
       Loss on extinguishment of debt                                     --              --       2,250,000
       Change in fair value of derivative liability                  694,612      (2,460,795)     (7,143,120)
       (Increase) decrease in                                             --              --              --
         Accounts receivable                                         (44,135)             --         (44,135)
         Prepaid expenses and other                                       --              --              --
           current assets                                             35,435           1,793      (3,196,189)
         Deferred professional services costs                        (43,433)             --         (43,433)
         Other assets                                                (15,117)             --         (23,347)
         Accounts payable                                            258,122          89,631         347,752
         Accrued expenses                                          1,189,039         363,158       2,052,760
         Deferred revenue                                            133,900              --         133,900
         Accrued payroll and related expenses                        296,597              --       1,954,907
                                                                ------------    ------------    ------------
Net cash used in operating activities                             (1,501,897)     (3,276,079)    (13,392,019)
                                                                ------------    ------------    ------------
Cash flows from investing activities
    Issuance of note receivable                                           --              --        (200,000)
    Collections on note receivable                                    25,000              --         175,000
    Purchase of property and equipment                               (29,640)       (101,203)       (351,238)
    Capitalized software development costs                          (286,104)             --        (286,104)
                                                                ------------    ------------    ------------
Net cash used in investing activities                               (290,744)       (101,203)       (662,342)
                                                                ------------    ------------    ------------
Cash flows from financing activities
    Proceeds from notes payable                                      250,000         150,000         750,000
    Proceeds from contribution of capital                                 --          34,386          34,386
    Payments on convertible debentures                                    --              --        (400,000)
    Proceeds from convertible debentures, net                        270,000              --       3,370,000
    Proceeds from issuance of common
      stock                                                               --         395,398       3,827,652
    Payments on amounts due to shareholders
      and directors                                                   (8,000)        (62,450)       (763,361)
    Proceeds from amounts due to shareholders                      1,399,915       1,293,245       7,517,931
      and directors
    Payments for redemption of shares                                     --              --          (2,662)
    Offering costs                                                        --              --         (54,242)
    Payments on capital lease obligations                             (5,334)         (5,262)        (44,780)
                                                                ------------    ------------    ------------
Net cash provided by financing activities                          1,906,581       1,805,317      14,234,924
                                                                ------------    ------------    ------------
Effect of exchange rate changes
    on cash                                                          (10,556)         18,822         (68,343)
                                                                ------------    ------------    ------------
Net increase (decrease) in cash and cash
    equivalents                                                      103,384      (1,553,143)        112,220

Cash and cash equivalents,
    beginning of period                                                8,836       1,562,040              --
                                                                ------------    ------------    ------------

Cash and cash equivalents,
    end of period                                               $    112,220    $      8,897    $    112,220
                                                                ============    ============    ============

                                                                 NS8 CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Month Ended September 30, 2006 and 2005 (restated) and for the Period from June 18, 1999 (Inception) to September 30, 2006
--------------------------------------------------------------------------------

                                                                                                For the Period
                                                                  For the Nine Months Ended   from June 18, 1999
                                                                        September 30,           (Inception) to
                                                                ------------------------------   September 30,
                                                                    2006       2005 (Restated)       2006
                                                                ------------    ------------    ------------
Supplemental schedule of non-cash investing
    and financing activities:

    Estimated fair value of warrants issued
      for prepaid services                                      $     32,000    $         --
                                                                ============    ============
    Estimated fair value of discount on
    convertible debenture                                       $    119,000    $         --
                                                                ============    ============
    Estimated fair value of debt-related derivative
      liabilities reclassified from liabilities to additional
      paid-in capital                                           $     88,587    $     57,143
                                                                ============    ============

    Conversion of notes payable - shareholders                  $         --    $  1,250,000
                                                                ============    ============
      into common shares
    Conversion of convertible debentures                        $    183,989    $    300,000
                                                                ============    ============
      into common shares
    Reclassification of accrued interest to notes
      payable                                                   $    246,027    $         --
                                                                ============    ============
    Reclassification of accrued management fees to
      other long term liabilities                               $  1,572,152    $         --
                                                                ============    ============

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
--------------------------------------------------------------------------------

NOTE 1. - ORGANIZATION AND LINE OF BUSINESS

CanOnline Global Media, Inc. ("CGMI") was formed in the state of Washington on March 15, 2000. On September 12, 2000, CGMI entered into a Share Consideration, Assignment, and Transfer Agreement, whereby it acquired all of the outstanding common stock of CanOnline Media Corporation ("CMC") in exchange for an aggregate of 38,405,517 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of CMC, with CMC as the accounting acquirer (reverse acquisition). Accordingly, the financial statements of CGMI reflect the historical financial statements of CMC from its incorporation on June 18, 1999 ("Inception") in Vancouver, British Columbia, Canada, and the operations of CGMI subsequent to September 12, 2000. CGMI did not have any assets or liabilities at the date of the acquisition and did not have any operations prior to the acquisition. Therefore, pro forma information is not presented.

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

NS8, CGMI and CMC (collectively, the "Company") design and produce online business applications in the areas of streaming software, digital media rights, data-content management, audio-video communications and corporate collaboration systems.

NOTE 2. - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2006, the Company incurred a net loss of $5,244,617 and had negative cash flows from operations of $1,501,897. In addition, the Company had a deficit accumulated during the development stage of $23,400,135 at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements
--------------------------------------------

These unaudited interim condensed consolidated financial statements of NS8 Corporation and its subsidiaries (collectively, "NS8", "we" or the "Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, so long as the statements are not misleading. In the opinion of Company management, these unaudited interim condensed consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Restatement of prior year quarterly results of operations and cash flows
------------------------------------------------------------------------

The financial information as of, and for the three and nine months ended September 30, 2005 is labeled restated as it has been revised from the amounts previously filed in the Quarterly Report on Form 10-QSB filed with the SEC on November 29, 2005. The restatement is further discussed in Note 10.

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

Comprehensive Income (Loss)
---------------------------

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources.

The Company's comprehensive income (loss) includes foreign currency translation adjustments which are excluded from net income (loss) and are reported as a separate component of shareholders' deficit as accumulated other comprehensive income (loss).

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

In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is liable for certain penalties which would require the Company to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. As of November 14, 2006, the required registration statement has not been declared effective, and therefore the Company has accrued penalties of approximately $618,000 for the period from January 1, 2006 through September 30, 2006 included in accrued expenses in the Company's condensed consolidated balance sheet.

During the three and nine months ended September 30, 2006, the Company recognized other income of $2,463,443 and an expense of $694,612, respectively, compared to other income of $289,290 (restated) and $2,460,795 (restated) during the three and nine months ended September 30, 2005, which related to recording the derivative liability at fair value. At September 30, 2006, the derivative liability balance is $4,037,771.

Net Income (Loss) Per Common Share
----------------------------------

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

At September 30, 2006 and 2005 the outstanding potentially dilutive common shares totaled approximately 84,015,096 and 39,738,211 for the three months ending September 30, 2006 and 2005 and 81,090,497 and 39,738,211 for nine months ending September 30, 2006 and 2005, respectfully.

However, as the Company incurred net losses for the three months ended September 30, 2005 and nine months ended September 30, 2006 and 2005, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

                                                                               Three Months Ended September 30,
                                                                                                        2005
                                                                                 2006                (Restated)
                                                                            ------------------------------------
                                                                                        (unaudited)
                                                                            ------------------------------------
Basic income (loss) per share:
            Net income (loss)                                               $     870,743         $    (802,489)
                                                                            =============         =============
            Weighted-average common shares outstanding, basic                 110,954,980           103,246,761
                                                                            =============         =============
            Basic income (loss) per share                                   $        0.01         $       (0.01)
                                                                            =============         =============
Diluted income (loss) per share:
            Net income (loss)                                               $     870,743         $    (802,489)
            Convertible notes interest expense (net of tax)                       216,336                    --
                                                                            -------------         -------------
            Adjusted net income (loss) available to common stockholders     $   1,087,079         $    (802,489)
                                                                            =============         =============

Weighted-average common shares outstanding, basic                             110,954,980           103,246,761
            Effect of dilutive securities:
                    Stock options and warrants                                 12,632,994                    --
                    Convertible debentures                                     70,521,151                    --
                    Contingent shares                                             860,951                    --
                                                                            -------------         -------------
            Weighted-average common shares outstanding, diluted               194,970,076           103,246,761
                                                                            =============         =============

            Diluted net income (loss) per share                             $        0.01         $       (0.01)
                                                                            =============         =============

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

Capitalization of research and development costs begins upon the establishment of technological feasibility of its products. The Company has determined that technological feasibility of software and web-based products is reached immediately before the products are available for delivery to customers. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that certain of its software applications have reached technological feasibility. As a result, the Company capitalized related software development costs incurred since then totaling $286,104. The amortization of capitalized software development costs will begin in the forth quarter of 2006 using the straight-line method over the estimated product life of 1.5 years.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenue recognition requirements in the software industry are very complex and are subject to change. The Company generally recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

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

If the Company changes any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period. Amounts for fees collected relating to arrangements where revenue cannot be recognized are reflected on the Company's balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied. As of September 30, 2006 the balance in deferred revenue amounted to $133,900 and consisted primarily of unearned revenue on annual license contracts and the deferred component of bundled maintenance and post contract customer support and will be recognized proportionately over the period of the related agreements.

Stock-Based Compensation Expense
--------------------------------

Prior to January 1, 2006, the Company accounted for stock-based compensation issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25), and related pronouncements (see Note 6). Under this method, compensation expense was recognized over the respective vesting period based on the excess, on the date of grant, of the estimated fair value of the Company's common stock over the grant price, net of actual forfeitures. Deferred stock-based compensation expense was amortized on a straight-line basis over the vesting period of each grant.

The Company accounted for equity issuances to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever was more readily determinable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party committed to perform or the date the performance was complete. Under SFAS No. 123, entities were required to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company had previously elected to apply the provisions of APB No. 25 and provide pro forma disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (see Note 6).

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes the accounting required for share-based compensation, and requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123(R), and include such costs as an expense in their statements of operations over the requisite service (vesting) period. The Company elected to adopt SFAS 123(R) using a modified-prospective transition method, whereby the provisions of the statement will apply going forward only from the date of adoption to new (issued subsequent to December 31, 2005) stock option awards, and for the portion of any previously issued and outstanding stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. Under the modified-prospective transition method, no restatement of previously issued results is required. The Company uses the Black-Scholes option-pricing model to measure fair value. This is the same method the Company used in prior years for disclosure purposes. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense due to the full valuation allowance of its net deferred tax assets and its operating loss carryforwards. In addition, the adoption of SFAS 123(R) did not affect its cash flow from operations or cash flow from financing activities.


Foreign Currency Translation
----------------------------

Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' deficit as accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157,"Fair Value Measurements" ("Statement"), that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its interim unaudited condensed consolidated financial statements.

NOTE 4. - Accrued Expenses

The accrued expenses as of September 30, 2006 consisted of the following:

                                                         September 30, 2006
                                                         ------------------
Interest on Notes Payable                                   $   71,433
Interest on Shareholder Loans                                  149,614
Interest on Convertible Debentures                             392,679
Penalties on Convertible debentures                            618,459
Accrued consulting fees                                        137,752
Other accrued expenses                                          17,665
                                                            ----------
Total accrued expenses                                      $1,387,602
                                                            ==========

Please see notes 4, 5 and 7 for details on interest expense recognized during the three and nine months ended September 30, 2005.

NOTE 5. - NOTES PAYABLE

Amounts due under notes payable entered into during the nine months ended September 30, 2006 include the following:

o Unsecured promissory note for principal of $150,000. The note bears interest at 7% per annum and is payable on demand.

o Unsecured promissory note for principal of $100,000. The note bears interest at 7% per annum and principal and any unpaid interest is due on demand.

Amounts due under notes payable entered into prior to January 1, 2006:

o Unsecured promissory note for principal of $75,000. The note bears interest at 8% per annum, and the principal and any unpaid interest are payable on Maturity Date. During the three months ended September 30, 2006 the Maturity Date was extended to April 3, 2007.

o Unsecured promissory note for principal of $150,000. The note bears interest at 8% per annum, and the principal and any unpaid interest are payable on Maturity Date. During the three months ended September 30, 2006 the Maturity Date was extended to April 16, 2007.

o Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest are payable on Maturity Date. During the three months ended September 30, 2006 the Maturity Date was extended to July 1, 2007.

o Unsecured promissory note for principal of $180,000. The note bears interest at 8% and is payable on demand.

o Unsecured promissory note for principal of $25,000. The note bears interest at 7% per annum and principal and any unpaid interest are payable on demand.

Interest expense was $15,200, $8,300, $40,000, and $22,300 for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005, respectively. Accrued interest on the notes was $71,400 at September 30, 2006 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 6. - RELATED PARTY TRANSACTIONS

DUE TO SHAREHODERS AND DIRECTORS

Notes Payable - Shareholders
----------------------------

Notes payable to  shareholders  at September 30, 2006 amounted to $3,310,695 and
consisted  of  loans  from  several   shareholders   to  finance  the  Company's
operations. Various due dates and interest rates are stated below:

During the three months ended September 30, 2006, the Company borrowed $225,761 from various shareholders for notes with original principal balances ranging between $8,800 and $51,000. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand.

During the three months ended June 30, 2006, the Company borrowed $662,357 from various shareholders for the notes with original balances ranging between $37,500 and $367,500. The notes bear interest at 6% and are due on demand.

During the three months ended March 31, 2006, the Company borrowed $506,217 from various shareholders for notes with original principal balances ranging between $2,000 and $125,000. The notes bear interest at rates ranging between 6% and 7% and are due on demand.

Between May and November 2005, the Company borrowed $598,333 from various shareholders for notes with original principal balances ranging between $25,000 and $150,000. During 2005 the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are due on demand.

During the nine months ended September 30, 2006, notes owed to various shareholders in the aggregate amount of $1,300,000 that had originally been borrowed between March and October 2004 with original principal balances ranging between $150,000 and $250,000 were transferred to another shareholder and replaced by new notes. All of the new notes bear interest at a rate of 10% per annum and are due on demand. The aggregate principal amount of the new notes is $1,515,884, which includes $215,884 of accrued interest. One of the notes, issued on March 11, 2004, provided that upon repayment of the $250,000 owed under the loan, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense over the period until the note matures or is converted. In addition, under the provision of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability and is recorded in its accompanying condensed consolidated balance sheet (see Note 3). The Company recognized $9,894 as interest expense during the year ended December 31, 2005 and $41,693 as an interest expense related to the amortization of the debt discount during the year ended December 31, 2004 and the discount has been fully recognized.

Due to directors
----------------

During fiscal 2006 the Company borrowed $5,580 from a director. During fiscal 2005 the Company borrowed $2,033 from a director. Both amounts are unsecured, non-interest bearing, due on demand and not evidenced by promissory notes.


NOTE 7. - CONVERTIBLE DEBENTURES

During May and June 2004, the Company issued two secured convertible debentures ("2004 Debentures") in the amount of $750,000 each to one investment company, Cornell Capital Partners, LP ("Cornell Capital"), for a total of $1,500,000. The 2004 Debentures bear interest at 5.0% per annum and mature on May 19, 2007 and June 25, 2007, respectively. The debentures are secured by all of the assets of the Company.

The secured debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of:

o 120% of the closing bid price of the common stock as of the closing date, or

o 80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon three business days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 50,000 shares of common stock for each $100,000 redeemed on a pro rata basis.
                                      F-12

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrant have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time.

In connection with the issuance of the 2004 Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon issuance of convertible debenture. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures. On September 30, 2006, the outstanding principal balance of the 2004 Debentures was $975,100, less the remaining debt discount of $57,315. The Company recognized interest expense of $27,109, $26,138, $69,309, and $40,737 in the accompanying interim condensed consolidated statements of operations for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is approximately $278,600 at September 30, 2006 and is included in the accompanying interim condensed consolidated balance sheet.

On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced previously issued promissory notes in the amount of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest. The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses in the amount of $145,000 which was included in the debt discount as discussed above. The last secured convertible debenture in the principal amount of $300,000, less fees and expenses of $30,000, was closed on September 28,
2006. These debentures will collectively be referred to as the "2005 Debentures." The 2005 Debentures carry an interest rate of 10% per annum, have a term of three years and are convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion. The Company has also issued warrants to Cornell Capital to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at the fair value in the accompanying condensed consolidated balance sheet.

The amendment of the promissory notes into the 2005 Debentures represents a modification of terms of the promissory notes. Pursuant to EITF No. 96-19, "Debtors' Accounting for a Modification or Exchange of Debt Instruments," and EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," the Company accounted for this modification as an extinguishment of debt and the issuance of new debt.
Accordingly, during the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $2,250,000 related to the value of the warrants issued in connection with the 2005 Debentures.

In connection with the issuance of the 2005 Debentures, the Company recorded a debt discount of $1,619,000, consisting of an embedded put option and financing fees, which was recorded as a derivative liability upon note issuance. The Company is amortizing the discount using the effective interest method through November 2008. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the 2005 Debentures. The unamortized debt discount balance is $1,127,618 at September 30, 2006, and the Company recognized $199,716 and $449,716 of interest expense during the three and nine months ended September 30, 2006, respectively.

On September 21, 2006 Cornell Capital, converted $183,989 of the outstanding $3,163,430 of debt to 5,840,921 shares of restricted common stock. This reduced the outstanding principal amount of debt to $2,979,441 and resulted in $88,587 of derivative liability to be recorded as additional paid-in capital.

Interest expense on convertible debentures was $85,000, $97,000, $254,000 and $241,000 for the three months ended September 2006 and 2005 and nine months ended September 30, 2006 and 2005, respectively. Accrued interest on the convertible debentures was $393,000 at September 30, 2006 and is included in accrued expenses in the accompanying interim condensed consolidated balance sheet.

NOTE 8. - ACCRUED MANAGEMENT FEES

On September 30, 2006 certain individuals elected to defer the payment of the outstanding management fees owed to them by NS8 Corporation and its subsidiaries. The management fees will be deferred to April 1, 2008 and such deferral does not restrict or prevent NS8 Corporation from repaying the Management Fees when and if sufficient funds become available to NS8 Corporation. As a result of this deferral the Company reclassified $1,572,152 from Accrued Payroll and Related Expenses to Accrued Management Fees.

NOTE 9. - SHAREHOLDERS' DEFICIT

Common Stock
------------

The Company issued 5,840,921 shares of common stock in connection with the conversion of $183,989 of principal of the 2005 debentures (see Note 7).

Stock-Based Compensation
------------------------

                             2001 Stock Option Plan
                             ----------------------

The Company adopted its 2001 stock option plan (the "2001 Plan") on June 29, 2001. The 2001 Plan provides for the grant of options intended to qualify as "incentive stock options," options that are not intended to so qualify or "non-statutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the 2001 Plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. The Company has not yet granted any options or stock appreciation rights under the 2001 Plan.

                             2004 Stock Option Plan
                             ----------------------

The Company adopted its 2004 stock option plan (the "2004 Plan") on February 4, 2004. The 2004 Plan provides for the grant of "non-statutory stock options." The total number of shares of common stock reserved for issuance under the 2004 Plan is 30,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

In March of 2005, the 2004 Plan was amended to clarify the continuous employment requirements of the vesting schedule of the Company's stock options and to provide for a standardized stock option exercise form to be used by optionees wishing to exercise vested stock options. If no vesting schedule is specified at the time of the grant, the options vest in full over the course of two years from the date of grant as follows: 25% vest six months from the date of grant and 75% vest pro rata monthly over eighteen months.

A summary of option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

                                                                      Weighted
                                                         Weighted      Average
                                                         Average     Remaining        Aggregate
                                                         Exercise    Contractual      Intrinsic
                                          Options         Price          Life           Value
----------------------------------        ----------     --------    ----------      -----------
Outstanding at January 1, 2006            31,438,327     $0.22           3.9         $   161,350

   Granted                                    25,000      0.09            --                  --

   Exercised                                      --        --            --                  --

   Forfeited or expired                     (912,896)     0.15            --                  --
                                         -----------     -----         -----         -----------
Outstanding at September  30, 2006        30,550,431     $0.21           2.6         $   223,525
                                         ===========     =====         =====         ===========
Exercisable at September 30, 2006         29,724,042     $0.21           2.6         $   219,281
                                         ===========     =====         =====         ===========

                                                         Weighted
                                                         Average
                                       Nonvested        Grant Date
                                        Options         Fair Value
--------------------------------       ----------       ----------
Nonvested at January 1, 2006            2,984,190         $0.35
   Granted                                 25,000          0.11
   Vested                              (1,695,778)         0.40
   Forfeited                             (487,023)         0.11
                                       ----------         -----
Nonvested at September 30, 2006           826,389         $0.27
                                       ==========         =====


The estimated fair value of stock options granted in 2006 and 2005 were derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of NS8's stock over a period equal to the expected term. NS8 uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the assumptions used in the pricing model:

                         Three Months Ended       Nine Months Ended        Three Months Ended      Nine Months   Ended
                         September 30, 2006       September 30, 2006       September 30, 2005      September 30 , 2005
                         ------------------      -------------------       ------------------      -------------------
Expected lives in years           5                         5                      5                        5
Risk free interest rates         4.8%                      4.8%                   3.1%                     4.1%
Volatility                       236%                      236%                   100%                     100%
Dividend yield                    0%                        0%                     0%                       0%

As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 3%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma disclosures required under SFAS 123 for the period prior to fiscal 2006 including the three and nine months ended September 30, 2005, the Company accounted for forfeitures as they occurred. For options granted prior to January 1, 2006 and valued in accordance with FAS 123, the expected life and expected volatility of the stock options were based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

For the three and nine months ended September 30, 2006, the Company recognized compensation expense of $205,464 and $644,798 respectively, which is included in general and administrative expenses in the accompanying interim condensed consolidated statement of operations, as a result of the adoption of SFAS 123(R). In addition, the total compensation expense related to non-vested awards not yet recognized approximates $217,000, which will be recognized as expense over the weighted average vesting period of .34 years.

The effect of the change in applying the provisions of SFAS 123(R) resulted in decreasing net income and basic and diluted income per share and increasing net loss and basic and diluted loss per share are as follows:

                                               For the three months                   For the nine months
                                             ended September 30, 2006               ended September 30, 2006
                                        -----------------------------------     -------------------------------
                                          SFAS 123(R)           APB 25          SFAS 123(R)            APB 25
                                        ---------------     ---------------    ---------------     ------------
Income (Loss) before income taxes       $     870,743         1,076,207        (5,244,617)         (4,599,819)
Net income (loss)                       $     870,743         1,076,207        (5,244,617)         (4,599,819)
Basic and diluted net income (loss)
   per share                            $      0.01              0.01             (0.05)              (0.04)

                 Pro Forma Information for Periods Prior to 2006
                 -----------------------------------------------

In periods prior to the fiscal year ending December 31, 2006, the Company followed the disclosure-only provisions of SFAS 123,(see Note 3). The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

                                        Three Months Ended   Nine Months Ended
                                        September 30, 2005   September 30, 2005
                                            (Restated)          (Restated)
--------------------------------------   ----------------     ----------------

Net loss, as reported                        $  (802,489)        $(4,903,834)
   Deduct: Pro forma stock option
   compensation  expense for stock
   options granted using a fair value
   method                                       (565,261)           (946,326)
                                             -----------         -----------
     Pro forma net loss                      $(1,367,750)        $(5,850,162)
                                             ===========         ===========
     Basic net loss per common share:

Basic and diluted - as reported              $     (0.01)        $     (0.05)
                                             ===========         ===========
Basic and diluted - pro forma                $     (0.01)        $     (0.06)
                                             ===========         ===========

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

On March 7, 2006, the Company entered into a public relations agreement with Rubenstein Investor Relations Inc. ("RIR") based in New York. RIR specializes in introducing and positioning small-and mid cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the Company executes its business plan. Upon the execution of the agreement, NS8 issued to RIR and certain of its associates warrants, which vested upon grant, to purchase 200,000 shares of common stock. The warrants are exercisable over a five year period at a price of $0.16 per share. The Company initially recorded a prepaid expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model. The Company recorded consulting expense of $10,700 and $32,000 for the three and nine months ended September 30, 2006 and the prepaid expense has been fully recognized.

NOTE 10. - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and the embedded put option of certain of its convertible debentures (see Note 7) was not in accordance with SFAS No. 133. The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF No. 00-19, as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

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

Consolidated balance sheet at September 30, 2005:

                                                         As previously reported       Adjustments            As restated
                                                              Debit (Credit)         Debit (Credit)         Debit (Credit)
                                                                 Balance                                       Balance
                                                          --------------------   --------------------   ---------------------
Accounts Payable and Accrued Expenses                           $   (868,563)    $          600   (1)   $        (867,964)

Convertible Debenture                                           $   (287,233)    $      (40,887)  (2)   $      (1,010,777)
                                                                                 $     (789,402)  (3)
                                                                                 $      106,745   (4)

Derivative Liability                                            $          -     $   (3,486,567)  (5)   $      (1,255,058)
                                                                                 $    2,608,820   (6)
                                                                                 $       57,143   (7)
                                                                                 $     (723,744)  (8)
                                                                                 $      289,290   (9)

Additional Paid In Capital                                      $(15,223,351)    $    7,175,449  (10)   $      (8,247,273)
                                                                                 $      (57,143)  (7)
                                                                                 $   (1,657,449) (11)
                                                                                 $    1,515,420  (12)
                                                                                 $         (199) (13)

Accumulated Other Comprehensive Loss                            $     26,500     $       (1,060) (14)   $          58,722
                                                                                 $       33,282  (15)

Deficit  accumulated during the  development stage              $ 21,502,259     $   (3,688,882) (16)   $      16,471,962
                                                                                 $   (1,273,429) (17)
                                                                                 $        1,060  (14)
                                                                                 $      360,672  (18)
                                                                                 $     (429,719) (19)

Consolidated statement of operations for the three months ended September 30, 2005:

                                                          As previously reported                               As restated
                                                              Debit (Credit)          Adjustments             Debit (Credit)
                                                                 Balance             Debit (Credit)              Balance
                                                          --------------------   --------------------   ------------------------
General and Administrative Expenses                               $  749,078         $  (33,418) (15)          $  715,660

Interest Expense                                                  $  278,327         $ (106,745)  (4)          $  171,316
                                                                                           (199) (13)
                                                                                            (67) (15)

Change in Fair Value of Derivative Liability                      $        -         $ (289,290)  (9)          $ (289,290)

Net Loss                                                          $1,232,208         $ (429,719) (19)          $  802,489

(1) To correct calculation error and properly state the balance of accounts payable at September 30, 2005.

(2) To properly amortize the debt discount over the lives of the related convertible debt instruments during the period ended March 31, 2005.

(3) To properly state the estimated debt discount related to convertible debt instruments for the period ended June 30, 2005.

(4) To properly amortize the debt discount over the lives of the related convertible debt instruments during the period ended September 30, 2005.

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

(15) To record the reclassification of operating expenses from beginning retained earnings and properly state accumulated other comprehensive loss for the period ended September 30, 2005 resulting from calculation error.

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

(19) To record the net effects of (4),(9),(13) and (15) as noted above for the period ended September 30 ,2005.



NOTE 11. - SUBSEQUENT EVENTS

Notes Payable
-------------

Between October 1 through November 20, 2006, the Company borrowed $287,000 from various shareholders and issued promissory notes that bear interest at a rate of 6% per annum. The principal amount and any unpaid interest are payable on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

BUSINESS OVERVIEW
-----------------

We are a multimedia technology company based in Seattle, Washington, USA, with offices in Los Angeles, California and research and development facilities in Vancouver, British Columbia, Canada. We specialize in the development of software technology in the areas of smart encryption, content licensing, Internet publishing and royalty distribution management, including interactive consumer experience viewing systems for Internet content on-demand applications for personal computers ("PC"), Internet Protocol television ("IPTV"), mobile phones and other portable media consumer devices. Our products are built around highly flexible and scalable software designed to ensure end-to-end distribution and revenue management of films, music, games and advertising ("Digital Media") from creation to consumer delivery.

All of our software architecture surrounding media distribution, revenue tracking, advertising auditing, publishing and security management are patent-pending technologies. Our software enhances security during the distribution of Digital Media over the Internet and during consumer use. In addition, our software simplifies the business and distribution functions of Digital Media to provide our commercial customers with increased delivery efficiency while reducing their distribution costs through normal high-speed networks. In addition, we enable our commercial customers with the ability to create a single branded service while offering multiple consumer options for viewing Digital Media through various Internet accessible devices using one software system. This enhances the overall consumer loyalty of our commercial customers by having one service that provides both portable as well as home entertainment services to their consumers regardless of location as long as those consumers have access to the Internet.

We combined our software technologies into one comprehensive solution called iWave(TM) Interactive Systems ("iWave"). iWave is a product that combines our proprietary software technologies to be used by telecommunication companies and Internet service providers that are expanding their service offerings to include Digital Media in order to attract or retain consumers. In addition, iWave also offers a unique solution to producers and distributors of Digital Media to enable these business sectors to effectively audit, track and manage their content licenses and advertising placements that are deployed throughout multiple business networks.

How We Generate Revenue
-----------------------

Currently, we derive the majority of our revenue from fees we receive through the licensing of our iWave platform. Our second largest source of revenue is related to parallel development work performed to: (a) satisfy custom software development requests from our clients to add or enhance specific functions to our core product for their consumers' needs; (b) integrate third party functionality or services with iWave such as payment and data base systems; and
(c) support other business applications or functionality requirements for our clients that might be necessary to fulfill certain industry-related regulations or accepted protocols in territories in which they are marketing.

When each of our commercial customers begins their consumer deployment, our two anticipated primary sources of income will be derived from revenue sharing attributed to the sale of content and advertising. We receive a percent of revenues generated by every rental or purchase of Digital Media and a percent of price rate for impressions on advertising that appear on their licensed system ("Usage Revenues"). Each of these Usage Revenues is paid on a real-time basis with respect to content transactions and on a quarterly basis for advertising usage.

Commercialization
-----------------

We are currently completing installations of our iWave system for our commercial customers. Our primary customers are Reeltime Media Ltd ("Reeltime") of Australia and True Corporation ("True") of Thailand. Both companies currently occupy the majority of our development resources on a full time basis. We are in the process of completing essential integration items for Reeltime's movie service that uses our iWave system. Each of these integration items for Reeltime is a custom development charge and we are paid for this work in addition to current license fee agreements that Reeltime has entered into with our Company. It is expected that the Reeltime integration will be completed in November of 2006.
                                       5

With respect to True, we are also performing essential development requirements for their enhanced music service that is scheduled to be delivered in November of 2006. We are completing their True music player that will act as the key music management system for their consumers, much like iTunes. In addition, we are looking to expand this license and development arrangement as they plan to expand our service throughout South East Asia and China in the early part of 2007. The True music player will adopt various portable devices that play MP3 music so that True consumers will have a choice of various devices to use with their True music service. This adoption will enable a wider opportunity to capture different consumers with varied devices.

Once we complete these development contracts, we expect to start realizing Usage Revenues shortly after the services are fully launched. Although our customers have allocated significant marketing dollars for these particular services, we anticipate that a moderate adoption of these services and corresponding moderate Usage Revenues will be realized from these services during the first six months of their post-commercial deployment. Based on historical information on revenues and consumer adoption rates provided by our customers, we expect that within a one year period a significant adoption of these services will take place within those countries and a measure of consistent Usage Revenues will be achieved.

During this quarter, we also continued further development and expansion of our content initiatives and we completed our proto-type movie services for our United States deployment. A few essential factors in business development will be required to be completed in order to launch our US services. One of these factors will be to achieve acceptable commercial terms with our US customers after beta testing and another will be the successful completion of the acquisition of certain territorial rights with respect to certain movies and games that we intend to launch into the United States.


PLAN OF OPERATIONS
------------------

A significant portion of our human resources have been allocated toward program developers in order to maintain our current delivery schedules with our customers. A recent decline in employment rates along with heightened start-up competition within the Province of British Columbia have made it difficult for our research and development office to hire sufficiently skilled personnel to fulfill certain development resource positions within our planned time frame. However, we continue to hire personnel on a continuous basis and have started employment searches in Los Angeles for persons having the required qualifications. To support our current commercial activities we will require the hiring of five additional development personnel and three business personnel in Los Angeles by the end of 2006.

During this quarter, we have had personnel turn over in key programming departments but those positions have since been filled. However, such personnel turn over has slowed down our development progress and the new personnel hired to replace those vacancies have caused a minor delay due to training and overall orientation requirements. We have refined our hiring process and employment incentive packages to maintain our competitive presence in the current US and Canadian job markets. In addition, we continue to refine and improve on our project development and scheduling processes to ensure that we continue to practice disciplined methods of documentation for and communication with our customers. During this quarter, we have refined essential project tracking practices that enable us to accurately track cost breakdowns against our development time on a component by component basis. This greatly reduces our cost variances that are normally attributed to project scheduling of multiple parallel development projects.

We continue to refine costs in key areas in order to maximize capital application toward development and commercial activities. Standard internal process controls have been implemented for the purposes of ensuring quality control within the process of product development for our customers. In addition, we have started to renew certain development equipment to provide better computers, monitors and equipment to our developers in order to improve their productivity and general working environment.

Research and Development
------------------------

As we believe the telecom, cable, and Internet industry is still in its early stages of digital transformation, we continue to design and deliver systems and services that will drive the next generation of visual communication and interactive networks over the Internet. Within this environment, we have been adapting our roadmap and technology portfolio around enhanced designs to provide our customers the flexibility to manage the types of on-demand services required to best meet the public demand for converged broadband services. These actions allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology to market our customers' advantages.

Our Research & Development (R&D) plans are focused on expanding our current portfolio of leading edge proprietary technologies to capture emerging opportunities within the digital media distribution markets. R&D continues in the areas of Internet television, community network architecture, peer-to-peer
(P2P) network management and security, and dynamic advertising generation using digital media as a core distributor to consumers. We have recently completed significant breakthroughs with respect to providing a foundation for menus to be broadcasted over set-top boxes. This particular research function will enable service providers to adopt multiple digital set-top boxes with very little integration and adoption costs. Currently, we are working on other proprietary areas within the IPTV sectors that will allow for P2P and community network functions to occur at the home entertainment level. Certain key areas of our research and development focus are also to moderate or reduce the otherwise significant costs attributed to IPTV, mobile, wireless home or other Digital Media strategies.

We anticipate that research and development expenses will continue to increase in fourth quarter 2006 compared to 2005 because we expect to hire additional research personnel with higher compensation in order to build additional infrastructure required to support the development of new products and architectures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Restated)

Revenue. Total revenue for the three-month periods ended September 30, 2006 (the "Three-Month 2006 Period") and September 30, 2005 (the "Three-Month 2005 Period") was $132,549 and $0, respectively. Our revenue growth was due to the new contracts to develop and license software that the Company entered into during the year and consisted of license and professional fees pursuant to our software service agreements.

Research and Development. Research and development expenses were $62,931 and $203,269, respectively, during the three-month periods ended September 30, 2006 and September 30, 2005. During the Three-Month 2006 Period, the Company employed an average of 19 employees for research and development, compared to an average of 15 employees in the Three-Month 2005 Period. Wages and benefits for research and development personnel during the Three-Month 2006 Period were $262,212 compared to $203,269 during the Three-Month 2005 Period. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that certain of its software applications have reached technological feasibility. As a result, the Company capitalized related software development costs and wages totaling $68,992 during the Three-Month 2006 Period, resulting in the decrease of research and development expenses to $62,931 reported on its interim condensed consolidated statement of operations.

General and Administrative Expenses. General and administrative expenses for the Three-Month 2006 Period increased to $885,862 from $715,660 during the
Three-Month 2005 Period. During the Three-Month 2006 Period, the Company employed approximately 10 employees compared to 13 in the Three-Month 2005 Period. Wages and benefits for sales and marketing personnel during the Three-Month 2006 Period were $84,667 compared to $84,117 during the Three-Month 2005 Period. Wages and benefits for general and administrative personnel during the Three-Month 2006 Period were $407,817 compared to $206,429 during the Three-Month 2005 Period. The difference in general and administrative expenses primarily results from compensation charges for stock grants and stock options issued to executive level employees.

     o Consulting Expenses. During the Three-Month 2006 Period, the Company expensed $10,667 in consulting fees compared to $103,291 during the Three-Month 2005 Period. The difference in consulting fees primarily relates to higher compensation charges for consultants who provided advisory services to the board of directors and marketing department and were granted options and warrants as specified in their consulting agreements during the Three-Month 2005 Period.

     o Legal and Accounting Expenses. Legal and accounting fees for the Three-Month 2006 Period were $31,320 compared to $124,078 in the Three-Month 2005 Period. In Three-Month 2005 Period, we incurred significant legal fees in relation to patent filings and corporate financing compared to Three-Month 2006 Period.

     o Financing Expenses. As a result of corporate financing obtained, we incurred finance charges on debt and equity arrangements of $167,752 compared to $14,250 for the Three-Month 2005 Period. This was related to the issuance of the 2005 Convertible Debentures.

     o Interest Expense. Interest expense for the Three-Month 2006 period significantly increased to $692,353 from $171,316 during the 2005 Period. The increase was primarily due to additional funding to finance operations through the issuance of promissory notes and convertible debentures that resulted in higher interest expense compared to Three-Month 2005 period. In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). As of the date of this filing the registration statement was not declared effective and the Company accrued penalties of approximately $275,000.

     o Share-Based Compensation Expense. As a result of implementing SFAS 123(R)as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $205,464 during the Three-Month 2006 period compared to $0 in Three-Month 2005 period.

     o Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to our debt features and warrants issued in 2004 and 2005 produced a gain of $2,463,443 for the Three-Month 2006 Period compared to a gain of $289,290 in the Three-Month 2005 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net income of $870,743 or $0.01 per share during the Three-Month 2006 Period, as compared to a net loss of $802,489 or $(0.01) per share during the Three-Month 2005 Period. The Company incurred a loss from operations of $896,776 during the Three-Month 2006 Period, as compared to a loss from operations of $918,929 during the Three-Month 2005 Period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (Restated)

Revenue. Total revenue for the nine-month periods ended September 30, 2006 (the "Nine-Month 2006 Period") and September 30, 2005 (the "Nine-Month 2005 Period") was $132,549 and $0, respectively. Our revenue growth was due to the new contracts to develop and license software that the company entered into during the year and consisted of license and professional fees as per our software service agreements.

Research and Development. Research and development expenses were $314,186 and $675,022 respectively, during the Nine-Month 2006 Period and Nine-Month 2005 Period. During the Nine-Month 2006 Period, the Company employed an average of 20 employees for research and development, compared to an average of 18 employees in the Nine-Month 2005 Period. Wages and benefits for research and development personnel during the Nine-Month 2006 Period were $513,467 compared to $675,022 during the Nine-Month 2005 Period. The majority of these funds were utilized for the compensation of its research and development personnel. During the Nine-Month 2006 Period $9,562 of the total research and development expense was spent on equipment relating to research and development activities as compared to $10,950 during the Nine-Month 2005 Period.

General and Administrative Expenses. General and administrative expenses for the Nine-Month 2006 Period decreased to $2,632,695 from $5,994,494 during the Nine-Month 2005 Period. During the Nine-Month 2006 Period the Company employed an average of 11 employees compared to an average of 14 employees in the Nine-Month 2005 Period. Wages and benefits for sales and marketing personnel during the Nine-Month 2006 Period were $225,304 compared to $280,573 during the Nine-Month 2005 Period. Wages and benefits for general and administrative personnel during the Nine-Month 2006 Period were $1,297,316 compared to $761,886 during the Nine-Month 2005 Period.

     o Consulting Expenses. During the Nine-Month 2006 Period the Company expensed $102,988 in consulting fees compared to $3,801,713 during the Nine-Month 2005 Period. The difference in consulting fees primarily relates to compensation charges of $3,074,494 for certain consultants who were granted options or warrants as specified in their consulting agreements. In addition, the Company retained the services of several consultants who provided advisory services to the board of directors and marketing department.

     o Legal and Accounting Expenses. Legal and accounting fees for the Nine-Month 2006 Period were $242,043 compared to $332,835 in the Nine-Month 2005 Period. In the Nine-Month 2005 Period, we incurred significant legal fees in relation to patent filings and corporate financing compared to the Nine-Month 2006 Period.

     o Financing Expenses. As a result of corporate financing obtained, we incurred finance charges on debt and equity arrangements of $167,752 in the Nine-Month 2006 Period compared to $56,750 for the Nine-Month 2005 Period.

     o Interest Expense. Interest expense for the Nine-Month 2006 Period significantly increased to $1,650,512 from $489,933 during the Nine-Month 2005 Period. The increase was primarily due to additional funding to finance operations through the issuance of promissory notes and convertible debentures that resulted in higher interest cost compared to the Nine-Month 2005 period. In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). As of the date of this filing the registration statement has not been declared effective and the Company accrued penalties of approximately $618,000.

     o Share-Based Compensation Expense. As a result of implementing SFAS 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $644,798 during the Nine-Month 2006 Period compared to $0 in the Nine-Month 2005 Period.

     o Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to our debt features and warrants issued in 2004 and 2005 produced a loss of $694,612 for the Nine-Month 2006 Period compared to a gain of $2,460,795 in the Nine-Month 2005 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company has incurred a net loss of $5,244,617 or $0.05 per share, during the Nine-Month 2006 Period, as compared to a net loss of $4,903,834, or $0.05 per share, during the Nine-Month 2005 Period. The Company has incurred a loss from operations of $2,894,864 during the Nine-Month 2006 Period, as compared to a loss from operations of $6,669,516 during the Nine-Month 2005 Period.

Liquidity and Capital Resources
-------------------------------

The Company had negative working capital of approximately $7.1 million at September 30, 2006 and $4.4 million at December 31, 2005. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses, deferred revenue, amounts due to shareholders and directors, and a portion of the convertible debentures becoming current.

At September 30, 2006, the Company's principal source of liquidity was its combined cash and cash equivalents, proceeds from notes payable, convertible debentures and cash received from customers pursuant to its software licensing agreements and custom development services that it provides as part of those license agreements. Its future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers, directors and shareholders.

The following table sets forth the amount of funds received for the periods indicated:

                                               For the Nine            For the Nine
                                               Months Ended            Months Ended
             Sources of Funds               September 30, 2006      September 30, 2005
-------------------------------------------  ----------------        ----------------
Contribution of Capital                                 --                  34,386
Proceeds from issuance of common shares                 --                 395,398
Proceeds from notes payable                        250,000                 150,000
Proceeds from notes payable to shareholders      1,399,915               1,293,245
Proceeds from convertible debentures, net          270,000                      --

The Company has suffered recurring losses from operations and has an accumulated deficit from inception on June 18, 1999 to September 30, 2006 of $23,400,135. Primarily the Company's recurring losses and lack of liquidity, raise substantial doubt about the ability to continue as a going concern.

Additional cash is necessary to sustain operations both in the short and long term. Additional funding is expected to be obtained from new sources as other financing institutions are currently being pursued. The Company's ability to meet operating and capital requirements depends upon its ability to generate on-going revenues from the licensing and installation of its iWave technology and financing from external sources.

The Company cannot assure that it will obtain sufficient revenue growth or achieve financing to develop profitable operations prior to utilizing all of its current capital resources. In addition, if the Company does not generate its revenues or receive its funds in a timely manner on a scale to meet its needs, it may be forced to curtail or downsize its operations which may effect its existing commercial activities.

The Company has recently signed contracts and agreements with several different companies and anticipates expanding its commercial activities and generating revenues from the commercialization of its iWave products and services that will result in future recurring revenues to the Company and produce cash flows to meet and sustain its operations. As the Company continues to add more commercial customers under the same business model, the Company expects that its cash flow will meet its monthly working capital requirements by the end of 2007.

As of September 30, 2006 the Company generated $132,549 in revenue from its iWave products and services. Although we expect revenues to increase during the remainder of the 2006 year, we cannot be certain that this will occur within that period.

Financing Activities
--------------------

The Company has raised approximately $287,000, from the issuance of promissory notes during the period from October 1, 2006 through November 20, 2006. The Company believes that these funds, together with its cash on hand at September 30, 2000 and amounts received from customers will be sufficient to fund its operations through December 31, 2006.

Its current capital resources will enable it to fund a minimum period of planned operations of less than 12 months, and the Company projects that the estimated amount of additional funds that the Company will require to ensure operations for a minimum period of 12 months, not taking into account any anticipated revenue derived from licensing and recurring consumer usage fees from its iWave technology from September 30, 2006, is approximately $3,200,000.

The Company's ability to meet its operating requirements depends upon its ability to generate financing and additional recurring Usage Revenues from the licensing and commercial installation of its iWave technologies to its commercial customers and from external financing sources.

The Company cannot guarantee it will develop profitable operations prior to utilizing all of its current available financial resources .

The Company continues to seek new working capital financing to expand its business activities. In addition, the Company may also attract new equity financing to fund the expansion of its operations and possibly retire some of its existing debts. The rate at which the Company uses funds in its operations as of September 30, 2006, is $254,000 per month.

The Company expects this rate to increase due to recent and planned operational changes in 2006 and 2007 in order to meet its current commercial growth. The Company estimates that its monthly operating costs during the fourth quarter of 2006 and throughout 2007, which includes its 2006 expansion of commercial activities, will increase to approximately $350,000 per month.

If the Company is unable to generate sufficient revenue during 2006 and it does not receive sufficient working capital from external financing activities in a timely manner, the Company may be forced to curtail, downsize or cease, its operations.

The Company plans to request the extension of certain maturity dates of its outstanding debt. However, should the Company fail to obtain such extensions, it may be subject to certain involuntary creditor actions that might impose foreclosure on their security interest in the Company. If creditors impose foreclosure on their security interests in the Company, its common shares may lose a significant portion or all of its market value.

Management's strategy to address the $7.3 million of current liabilities reflected in the interim condensed consolidated balance sheet as of September 30, 2006, during the next 12 months includes, among other things, a plan to actively seek conversion of certain outstanding loans provided by its officers, directors and shareholders into equity at prices to be determined at the time such conversions may be agreed to by those officers, directors and shareholders. In addition, management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a series of planned conversions and refinancing.

In addition, management and its current financiers plan to affect certain warrant conversions, should prevailing market prices continue, in order to infuse additional working capital into the Company before the end of 2006 that would enable the Company to successfully maintain its operations for an additional three months. Should prevailing market prices fail to maintain their current prices, it might be difficult for the Company's financiers or any other holder of warrants to exercise their contracts into cash.

As part of the overall corporate strategy, management continues to seek more favorable long-term debt and equity financing to effect a re-organization of its current long-term financing arrangements. Management anticipates implementing these planned strategies by the start of fiscal year 2007. In addition, management has started evaluating the viability of divesting some of the Company's non-core technology assets for cash or similar value in the form of partnerships, licenses and third party marketing. The recent surge in community driven network sites and online software accessories has created a significant interest with respect to previously developed, turn-key commercial software technologies that the Company is not currently marketing since those technologies are not commercially aligned with its core iWave technology. These particular non-core technologies could result in significant revenues for the Company in the event of their sale or partnered marketing through third parties.

The implementation of these strategies will enable the Company to favorably restructure its balance sheet and further accelerate its current commercial opportunities, which will potentially result in additional revenue opportunities. This will in turn enable it to service manageable current liabilities from the normal course of operations and reduce any existing long-term liabilities unaffected by managements planned debt reduction strategies over a 36 month period.

The Company plans to use all of its revenues for the purpose of retiring its existing debts and as revenues increase, use those surplus funds, if any, to expand the Company's current development capacity to increase commercial productivity of future product development and commercial installations of its iWave technology.

The imbalance between the Company's current assets and current liabilities has had and will continue to have the following effects on its operations: it has made it difficult for it to obtain more beneficial financing arrangements with financing partners who are more supportive of its corporate and commercial goals and efforts; it has made it more difficult for it to attract and encourage equity investment; and it has made it more difficult and even interfered to some extent with its ability to enter into operational commercial agreements with certain major companies and to attract commercial partners and customers due to its financial position and their perception of its ability to perform due to its financial circumstances.

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

As discussed in detail in amendments to our annual report on Form 10-KSB for the year ended December 31, 2005, and subsequent quarterly reports on Form 10-QSB, during the fourth quarter of 2005 and the first, second and third quarter of 2006 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that originally affected our year-end and quarterly filings for periods ended December 31, 2004 and 2005. Our management is continuing to implement changes with the aim of improving the quality of our internal controls and procedures. Since this is an ongoing process and some of the controls and procedures identified as not effective in our prior reports require additional improvements, our CEO and CFO are unable to conclude at the present time that our disclosure controls and procedures are effective. Nevertheless, we have made the following improvements:

1. Inability to meet previous filing deadlines or accurately file quarterly financial statements.

     The Company was previously unable to meet filing deadlines due to the lack of adequate segregation of duties and excessive workload. The Company has since implemented timelines to adhere to filing deadlines. To maintain accuracy of filings the Company has since evaluated and redistributed responsibilities among staff and management and instituted the use of checklists and outside advisors. To enhance internal controls over financial reporting, during the third quarter of 2006, we continued to utilize review checklists which were created in accordance with SEC guidelines, thereby rectifying the flawed review process by alerting the reviewers of deficiencies prior to the filing of financial statements.

2. Lack of policies and procedures within various departments led to improper processes which caused inaccuracies and misinformation.

     During the third quarter of fiscal 2006, the Company started to utilize improved checklists and implement procedures including establishing set meetings between senior managers and other levels of management to discuss the SEC filings and disclosures therein and the relevant procedures. The project tracking system within the Research and Development department was also refined throughout the quarter, which has enabled management to accurately define cost and revenue breakdowns. We have instituted a structured system of communication amongst the Company's management with respect to the necessary disclosures, including increased communication with the CEO and the CFO regarding these matters at an earlier stage of the process.

In addition, beginning in the fourth quarter of 2005, we began actively utilizing our outside consultants to continually oversee the preparation of our financial statements and other SEC filings.

We are continuing to search for ways to improve our disclosure controls and procedures. We believe that as our business expands and our financial resources grow we will be able to hire additional professionals to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the applicable time periods and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

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

10.10    Service   Distribution   Agreement  dated  June  1,  2006  between  NS8
         Corporation and ReelTime Infotainment Ltd. (2)

10.11 iWave IPTV VOD License Agreement dated June 1, 2005 between NS8 Corporation and ReelTime Infotainment Ltd. (2)

10.12    Service   Distribution   Agreement  dated  June  8,  2006  between  NS8
         Corporation and Advanced Datanetwork Communications Co. (2)

10.13 Content Supply Agreement dated June 8, 2006 between NS8 Corporation and Advanced Datanetwork Communications Co. (2)

10.40 Accelerated Payment of $300,000 Agreement dated September 28, 2006 under November 10, 2005 Securities Purchase Agreement made between the Corporation and Cornell Capital. (3)

10.41 Settlement Agreement dated August 14, 2006 between NS8 Corporation and Maximum Ventures Inc. (3)

(1) Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2005 filed on April 17, 2006

(2) Previously filed in Registrant's Form 10-QSB/A for the period ended June 30, 2006 filed on September 12, 2006

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2/A, filed on October 24, 2006

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

                             NS8 Corporation


Dated:  November 20, 2006      By:  /s/ Anthony J. Alda
                                    --------------------------------------
                                    Anthony J. Alda, Chairman of the Board
                                    and CEO (Principal Executive Officer)



Dated:  November 20, 2006      By:  /s/ Ricardo Rosado
                                    ---------------------------------------
                                    Ricardo Rosado, Chief Financial Officer
                                    (Principal Accounting Officer)