Form 10KSB/A
period 2005-12-31
NS8 CORP
filed 2006-12-04
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-3

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

                1420 Fifth Avenue, 22nd Floor, Seattle, WA 98101
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number (206) 521.5986

           Securities registered under section 12(b) of the Act: None

           Securities registered under section 12(g) of the Act: None

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

State registrant's revenues for its most recent fiscal year: $0.00

As of November 28, 2006, there were 116,224,507 shares of the registrant's common stock, par value $0.0001 issued and outstanding including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 83,990,026 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$10,929,690 based on the average closing price of the registrant's common stock on November 28, 2006. The market value of the unexchanged shares of CGMI is US$850,887 based on the average closing price of the registrant's common stock on November 28, 2006, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional small business disclosure format (check one):
Yes [ ]; No [x]

Documents Incorporated By Reference: None

STATEMENT REGARDING THIS AMENDMENT

This Form 10-KSB/A is being filed to amend Form 10-KSB/A for period ending December 31, 2005 originally filed on April 17, 2006 and amended on October 24, 2006. Particularly, the Company has filed this amended Form 10-KSB/A-2 to:

o Revise the disclosures under Item 8A. Controls And Procedures

In order to preserve the nature and character of the disclosures as of October 24, 2006, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 to the Annual Report on Form 10-KSB on October 24, 2006.

                                 NS8 CORPORATION

                             INDEX TO ANNUAL REPORT
                                DECEMBER 31, 2005

                                                                           Page
                                                                           ----
PART II. FINANCIAL INFORMATION

     Item 8A. Controls and Procedures                                        4

SIGNATURES                                                                   8

ITEM 8A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as filed in the 10-KSB/A filed October 24, 2006 we have restated our previously issued financial statements for the year ended December 31, 2004, to reflect the correction of the classification of warrants and embedded put option on our convertible debentures as derivative liabilities.

Our management identified material weaknesses as follows:

     1. Clerical errors: The Company discovered weaknesses relating to calculation and rounding errors in the Company's financial statements on November 22, 2005 in connection with a review by our former independent registered accounting firm. The weaknesses began on approximately October 23, 2005 as a result of a change in accounting personnel. The errors were caused by the Company's undersized accounting staff and lack of experience in preparing financial statements and a failure to adequately plan an appropriate time frame for preparing the financial statements and implementing an efficient review by the Company's management of the financial statements prepared by the Company's staff. Upon discovering these errors and analyzing their root cause, the Company concluded that many of the errors could have been avoided at the Controller level and identified at the management level by simply reconciling the amounts in the financial statements for the period ended September 30, 2005 with financial statements from prior periods. The review process was flawed in that the Company's Controller failed to allocate sufficient time for the proper preparation and review of the financial statements. There was also insufficient time for management to adequately review the financial statements.

     2. Derivative Liabilities: In connection with the audit of our 2005 consolidated financial statements, we discovered inaccuracies in our audited consolidated financial statements for the year ended December 31, 2004 in that the Company issued warrants in connection with consulting services and 2004 and 2005 Debentures without treating these instruments as derivative liabilities as required under applicable accounting pronouncements. Management identified the material weaknesses during the preparation of the financial statements for the year ended December 31, 2005. Subsequently, on May 12, 2006 the Company decided to restate its annual financial statements for 2004 and all of its quarterly 2005 financial statements to properly account for these derivative liabilities.

During the fourth quarter of 2005 and the first and second quarter of 2006 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting, that originally affected our year-end and quarterly filings for periods ended December 31, 2004 and 2005. The deficiencies and remedies were as follows:

1. Lack of adequate segregation of duties and excessive workload of the Controller led to inaccuracies in data input and resulting errors. For example, inaccuracies in the balance sheet included:

     o The accounts payable and accrued expenses at September 30, 2005 were initially reported as $868,562, but were actually $868,563.

     o The total current liabilities at September 30, 2005 were initially reported as $6,370,266, but were actually $6,370,864.

     o The total liabilities at September 30, 2005 were initially reported as $6,657,499, but were actually $6,658,097.

     o The accumulated other comprehensive loss was initially reported as $26,499, but was actually $26,500.


Inaccuracies in the Consolidated Statement of Operations included:

     o Research and development expenses for the three months ended September 30, 2005 were initially reported as $214,949, but were actually $203,269.

     o General and administrative expenses for the three months ended September 30, 2005 were initially reported as $737,397, but were actually $749,078.

     o Total operating expenses and, accordingly, the loss from operations, for the three months ended September 30, 2005 were initially reported as $952,245, but were actually $952,347.

     o Other expense for the three months ended September 30, 2005 was initially reported as $1,636, but was actually $1,534.

     o Interest expense for the nine months ended September 30, 2005 was initially reported as $1,021,848, but was actually $1,036,533.

     o Total other income (expense) for the three months ended September 30, 2005 and for the nine months ended September 30, 2005 was initially reported as $279,963 and $1,227,131, respectively, but was actually $279,861 and $1,241,816, respectively.

     o Net loss for the nine months ended September 30, 2005 was initially reported as $6,230,566, but was actually $6,245,250.


Inaccuracies in the Consolidated Statements of Cash Flows included:

     o Accounts payable and accrued expenses for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $2,597,078, but was actually $2,596,679.

     o    Net cash used in  operating  activities  for the period  from June 18,
          1999  (Inception)  to  September  30,  2005  was  initially   reported
          $10,988,667, but was actually $10,989,066.

     o Purchase of property and equipment for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $307,971, but was actually $321,971.

     o Net cash used in investing activities for the period from June 18, 1999 (Inception) to September 30, 2005 was initially reported as $307,971, but was actually $321,971.

During the fourth quarter of 2005 the Company's Controller left giving the Company a short time frame in which to find a replacement. Immediately the Company engaged a personnel agency specializing in accounting personnel and within a two-week period, before the first Controller left, the new Controller assumed the role. The new Controller was inexperienced and overwhelmed in this position. The new Controller did not have an assistant due to the Company's lack of funds. In addition, as the quarter progressed, it became evident that the new Controller was experiencing difficulty performing her duties. Therefore, the Company determined to engage outside financial professionals to assist the new Controller. In December 2005, the Company offered the Controller position to a new person. On January 25, 2006 the previous Controller left the position.

On January 15, 2006 the new Controller commenced employment. This person has an Economics degree and a Diploma in Accounting and is a fifth level Certified General Accountant. Her prior experience includes work as a Senior Accountant at one of the top accounting firms in Canada and as a Senior Analyst. This person's job description includes the following tasks:

     o Review the general ledger for the parent company and subsidiaries in both the US and Canada;
     o    Manage cash flow planning and budgets;
     o    Oversee the overall day to day banking requirements;
     o Timely and accurate preparation and review of monthly and quarterly financial reporting packages for senior management;
     o Prepare quarter-end and year-end working papers and liaise with external auditors; and
     o    Prepare and oversee reporting and compliance documents.

In addition, on March 3, 2006 the Company hired an Accounting Assistant who has several years experience in general accounting duties, including management of accounts payable, accounts receivable and human resource accounting.

This person's job description includes the following tasks:

     o Prepare the general ledger for the parent company and subsidiaries in both the US and Canada;
     o    Accounts payable and receivable; Bank and Credit Card reconciliations;
     o    US and Canadian payroll;
     o    Assist in cash flow planning and budgets;
     o Assist in timely and accurate preparation and review of monthly and quarterly financial reporting packages for senior management;
     o Assist in preparing quarter-end and year-end working papers, and various account reconciliations; and
     o    Assist in preparing and oversee reporting and compliance documents.

The Company has incurred substantial expenses in recruiting new and qualified personnel in the accounting department to remediate deficiencies. The dollar value of the remediation was in excess of $26,000 in recruiting expenses.

Since October 2005 the discontinuity of the personnel in the accounting department has caused some difficulty in determining what, if any, material weaknesses existed prior to January 2006. In addition, implementation of the remedies continues to be a work in progress. Nevertheless, the Company believes that the material weaknesses have already been addressed and remedied for the most part. The Company believes that the remediation process will be completed by the end of fiscal 2006.

2. Company personnel previously had insufficient experience in the preparation of financial statements.

See above under 1.

3. The review process of the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations was flawed.

See above under 1.

In addition, beginning in the fourth quarter of 2006, we began actively utilizing our outside consultants to continually oversee the preparation of our financial statements and other SEC filings.

Changes in Internal Controls
----------------------------

As discussed above under Evaluation of Disclosure Controls and Procedures, there have been significant changes in our internal controls and procedures that could significantly affect those controls and procedures. The Company believes that these changes will significantly enhance the quality of its financial reporting.

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

                                    NS8 Corporation

  Dated:  December 4, 2006          By:  /s/ Anthony J. Alda
                                         ------------------------------
                                         Anthony J. Alda, Chairman of the Board
                                         and CEO (Principal Executive Officer)

  Dated:  December 4, 2006          By:  /s/ Ricardo Rosado
                                         ------------------------------
                                         Ricardo Rosado, Chief Financial Officer
                                         (Principal Accounting Officer)