Form 10QSB/A
period 2006-06-30
NS8 CORP
filed 2006-12-04
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

As of November 28, 2006, there were 116,224,507 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").

Transitional Small Business Disclosure Format (check one).   Yes     No   X
                                                                ----    -----



                                 NS8 Corporation
                            INDEX TO QUARTERLY REPORT
                                  June 30, 2006

                                                                           Page
                                                                           ----
PART  I.  FINANCIAL  INFORMATION

     Item  3.     Controls  and  Procedures                                 5

PART  II.  OTHER  INFORMATION

     Item  6.     Exhibits                                                  6

SIGNATURES                                                                  7

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

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending June 30, 2006 originally filed on August 21, 2006 and amended on September 12, 2006. Particularly, the Company has filed this amended Form 10-QSB/A-2 to:

o Revise the disclosures under Item 3. Controls And Procedures

In order to preserve the nature and character of the disclosures as of September 12, 2006, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 to the Quarterly Report on Form 10-QSB on September 12, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB for the year ended December 31, 2005.

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


     The Company was required to restate its financial statements for the periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 to correct the classification of warrants and embedded put option of its convertible debentures as derivative liabilities. On May 12, 2006, during the review of the financial statements for the period ended December 31, 2005 with then recently appointed auditor, the Company concluded that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of our convertible notes payable was not in accordance with SFAS No. 133. The Company determined that the variable conversion feature should have been deemed to be an embedded derivative instrument and that the conversion option should have been deemed to be an embedded put option. The Company had previously neglected to record the derivatives as liabilities at their fair values as of the inception date of the convertible note agreements and at fair value as of each subsequent balance sheet date in accordance with the accounting treatment required under Emerging Issues Task Force ("EITF") No. 00-19. The Company immediately took the necessary steps to delay its filing of the 10-KSB for the period ended December 31, 2005 to include accounting for the derivative liabilities and subsequently restated its financial statements for the period ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company has since employed qualified internal accounting personnel and consulted with qualified external financial professionals who provide the Company with up to date, current financial advice with respect to financial reporting.

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