Form 10QSB/A
period 2006-03-31
NS8 CORP
filed 2007-01-19
CIK 1156893

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

                200 - 1311 Howe Street, Vancouver BC V6Z 2P3
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 677-6994
                           (Issuer's telephone number)

                 -----------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

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

As of December 31, 2006, there were 117,232,572 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI").

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of its 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2005. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending March 31, 2006 originally filed on May 16, 2006 and Form 10-QSB/A amended on October 24, 2006. Particularly, the Company has filed this amended Form 10-QSB/A to:

o Revise the disclosures under Item 3. Controls And Procedures

In order to preserve the nature and character of the disclosures as of May 16, 2006, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 to the Quarterly Report on Form 10-QSB on October 24, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

As of March 31, 2006, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the following material weaknesses were continuing as of that date:

The Company was required to restate its financial statements for the periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 to properly account for convertible debentures and warrants that were issued during 2004 and 2005. In accounting for these debentures and warrants, the Company initially neglected to consider the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock," and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In correcting its initial error in accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the debentures represents an embedded derivative since the debentures are convertible into a variable number of shares and a liquidated damage clause contained in the registration rights agreement executed in connection with the issuance of the debentures and the warrants required the Company to pay liquidated damages of 2.0% per month of the outstanding principal amount of the debentures, in cash or shares of common stock to the holders of the debentures in the event that a registration statement covering the shares underlying the debentures and warrants was not declared effective within 105 days from the date the debentures and the warrants were issued. Accordingly, the debentures and the warrants are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Upon discovering the error, the Company delayed the filing of the 10-KSB for the period ended December 31, 2005 to include accounting for the derivative liabilities and subsequently restated its financial statements for the period ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005.

The Company determined that the principal contributing factor to the errors described above was the lack of a competent accounting staff with skills, training and familiarity with complex technical accounting pronouncements that affect the Company's financial statements and disclosures. The Company has since employed qualified internal accounting personnel and consults on a regular basis with qualified external financial professionals who provide the Company with up to date, current guidance with respect to financial reporting and complex accounting issues. As of August 30, 2006, the Company had spent approximately $65,000 to hire new personnel and to obtain advice from outside professionals to correct the errors discussed above. During the three month period ended March 31, 2006 approximately $33,000 of the $65,000 expense had been incurred.

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

                                 NS8 Corporation

   Dated:   January 19, 2007        By:  /s/ Anthony J. Alda
                                         ------------------------------
                                         Anthony J. Alda, Chairman of the Board
                                         and CEO (Principal Executive Officer)

   Dated:   January 19, 2007        By:  /s/ Ricardo Rosado
                                         ------------------------------
                                         Ricardo Rosado, Chief Financial Officer
                                         (Principal Accounting Officer)