Form 10QSB/A
period 2006-06-30
NS8 CORP
filed 2007-01-19
CIK 1156893

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

                   200-1311 Howe Street, Vancouver, BC V6Z 2P3
               -------------------------------------------------
                    (Address of principal executive offices)

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

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending June 30, 2006 originally filed on August 21, 2006, amended on September 12, 2006 and amended again on December 4, 2006. Particularly, the Company has filed this amended Form 10-QSB/A-2 to:

o    Revise the disclosures under Item 3. Controls And Procedures

In order to preserve the nature and  character of the  disclosures  as of August
21, 2006, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 or amendment No. 2 to the Quarterly Report on Form 10-QSB on December 4, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

As of June 30, 2006, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the Company had the following material weaknesses were continuing as of that date:

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

The Company determined that the principal contributing factor to the errors described above was the lack of a competent accounting staff with skills, training and familiarity with complex technical accounting pronouncements that affect the Company's financial statements and disclosures. The Company has since employed qualified internal accounting personnel and consults on a regular basis with qualified external financial professionals who provide the Company with up to date, current guidance with respect to financial reporting and complex accounting issues. As of August 30, 2006, the Company had spent approximately $65,000 to hire new personnel and to obtain advice from outside professionals to correct the errors discussed above. During the three month period ended June 30, 2006 approximately $28,000 of the $65,000 expense had been incurred.

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