Form 10QSB/A
period 2006-09-30
NS8 CORP
filed 2007-01-19
CIK 1156893

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

                200 - 1311 Howe Street, Vancouver, BC V6Z 2P3
               -------------------------------------------------
                    (Address of principal executive offices)

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



                                 NS8 Corporation
                            INDEX TO QUARTERLY REPORT
                                  September 30, 2006

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

STATEMENT REGARDING THIS AMENDMENT

This Form  10-QSB/A  is being  filed to amend  Form  10-QSB  for  period  ending
September 30, 2006 originally filed on November 20, 2006. Particularly, the Company has filed this amended Form 10-QSB/A to:

o Revise the disclosures under Item 3. Controls And Procedures

In order to preserve the nature and character of the disclosures as of November 20, 2006, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of the Quarterly Report on Form 10-QSB on November 20, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

As of September 30, 2006, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the following material weaknesses were continuing as of that date:

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

The Company determined that the principal contributing factor to the errors described above was the lack of a competent accounting staff with skills, training and familiarity with complex technical accounting pronouncements that affect the Company's financial statements and disclosures. The Company has since employed qualified internal accounting personnel and consults on a regular basis with qualified external financial professionals who provide the Company with up to date, current guidance with respect to financial reporting and complex accounting issues. As of August 30, 2006, the Company had spent approximately $65,000 to hire new personnel and to obtain advice from outside professionals to correct the errors discussed above. During the three month period ended September 30, 2006 approximately $4,000 of the $65,000 expense had been incurred.

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