Form 10KSB/A
period 2004-12-31
NS8 CORP
filed 2007-01-23
CIK 1156893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.2)

                                   (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For fiscal year ended: December 31, 2004
                                       OR

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




  200-1311 Howe Street, Vancouver, BC                          V6Z 2P3
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Issuer's Telephone Number (604) 677-6994


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

As of December 31, 2006, there were 117,232,572 shares of common stock, with a par value of $0.0001, issued and outstanding, including 7,090,722 unexchanged shares of CanOnline Global Media, Inc. ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 84,998,091 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately US$11,899,733 based on the average closing bid and asked bid price of the registrant's common stock on December 31, 2006. The market value of the unexchanged shares of CGMI is US$992,701 based on the average closing bid and asked price of the registrant's common stock on December 31, 2006, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional small business disclosure format (check one):  Yes [ ]; No [X]

Documents Incorporated By Reference: None

                                 NS8 Corporation
                        INDEX TO ANNUAL REPORT AMENDMENT
                                December 31, 2004

                                                                           Page
                                                                           ----
PART  I.  FINANCIAL  INFORMATION

     Item  8.     Controls  and  Procedures                                 5

PART  II.  OTHER  INFORMATION

     Item  6.     Exhibits                                                  6

SIGNATURES                                                                  7

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Annual Report on Form 10-KSB/A for the year ended December 31, 2004, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of its 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.


STATEMENT REGARDING THIS AMENDMENT

This Form 10-KSB/A is being filed to amend Form 10-KSB for period ending December 31, 2004 originally filed on April 5, 2004, and amended on August 28, 2006. Particularly, the Company has filed this amended Form 10-KSB/A to:

o    Revise the disclosures under Item 8. Controls And Procedures

In order to preserve the nature and character of the disclosures as of April 5, 2004, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 to the Annual Report on Form 10-KSB on August 28, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

As of December 31, 2004, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the following material weaknesses were continuing as of that date:

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

ITEM 13. EXHIBITS, List and Reports on Form 8-K

(a) Exhibit
     31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
     31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
     32.1    Section  1350  Certification  of  Chief  Executive  Officer
     32.2    Section  1350  Certification  of  Chief  Financial  Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NS8 CORPORATION
(Registrant)

Date:  January 23, 2007                By:  /s/ Anthony J. Alda
                                            ------------------------------------
                                            Anthony J. Alda, CEO (Principal
                                            Executive officer)




In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 23, 2007                By:  /s/ Anthony J. Alda
                                            ------------------------------------
                                            Chairman of the Board of Directors,
                                            President and CEO (Principal
                                            Executive  Officer)

Date:  January 23, 2007                By:  /s/ Ricardo Rosado
                                            ------------------------------------
                                            Ricardo Rosado, Chief Financial
                                            Officer and  Director

Date:  January 23, 2007                By:  /s/ Leslie J. Ames
                                            ------------------------------------
                                            Leslie J. Ames, Director

Date:  January 23, 2007                By:  /s/ Michael W. Waage
                                            ------------------------------------
                                            Michael W. Waage, Director

Date:  January 23, 2007                By:  /s/ Brent R. Bysouth
                                            ------------------------------------
                                            Brent R. Bysouth, Director