Form 10QSB/A
period 2005-03-31
NS8 CORP
filed 2007-01-23
CIK 1156893

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



                                 NS8 Corporation
                            INDEX TO QUARTERLY REPORT
                                 March 31, 2005

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending March 31, 2005 originally filed on May 16, 2005 and amended on August 28, 2006. Particularly, the Company has filed this amended Form 10-QSB/A to:

o Revise the disclosures under Item 3. Controls And Procedures

In order to preserve the nature and character of the disclosures as of May 16, 2005, except as specifically discussed in this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the filing of amendment No. 1 to the Quarterly Report on Form 10-QSB on August 28, 2006. This amendment should also be read in conjunction with its amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

As of March 31, 2005, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the following material weaknesses were continuing as of that date:

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

                                 NS8 Corporation

   Dated:   January 23, 2007        By:  /s/ Anthony J. Alda
                                         ------------------------------
                                         Anthony J. Alda, Chairman of the Board
                                         and CEO (Principal Executive Officer)

   Dated:   January 23, 2007        By:  /s/ Ricardo Rosado
                                         ------------------------------
                                         Ricardo Rosado, Chief Financial Officer
                                         (Principal Accounting Officer)