Form 10QSB/A
period 2005-06-30
NS8 CORP
filed 2007-01-23
CIK 1156893

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



                                 NS8 Corporation
                            INDEX TO QUARTERLY REPORT
                                  June 30, 2005

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

STATEMENT REGARDING THIS AMENDMENT

This Form 10-QSB/A is being filed to amend Form 10-QSB for period ending June 30, 2005 originally filed on August 22, 2005 and amended on August 28, 2006. Particularly, the Company has filed this amended Form 10-QSB/A to:

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

As of June 30, 2005, the Company's CEO and CFO performed an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's CEO and CFO concluded that the disclosure controls and procedures of the Company were ineffective. The CEO and CFO have concluded that the following material weaknesses were continuing as of that date:

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