Form 10KSB
period 2006-12-31
NS8 CORP
filed 2007-04-17
CIK 1156893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 333-75956

NS8 Corporation
(Exact Name of Small Business Issuer As Specified In Its Charter)

Delaware	13-4142621
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

200-1311 Howe Street, Vancouver, BC, V6Z 2P3
(Address of principal executive offices) (Zip Code)

(604) 677.6994
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State registrant's revenues for its most recent fiscal year: $218,349

As of March 31, 2007, there were 119,248,701 shares of the registrant's common stock, par value $0.0001 issued and outstanding, comprised of 117,972,265 shares of the Company’s Common Stock and 1,276,436 unexchanged shares of CanOnline Global Media Inc ("CGMI"). Of the issued and outstanding common shares of the registrant, approximately 101,473,909 shares were held by non-affiliates of the registrant. All of the unexchanged shares of CGMI are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is approximately $4,058,956 based on the closing price of the registrant's common stock on March 31, 2007. The market value of the unexchanged shares of CGMI is $710,992 based on the closing price of the registrant's common stock on March 31, 2007, had the unexchanged shares be exchanged into shares of the registrant on that date.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Documents Incorporated By Reference: None

Forward-Looking Statements

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

Currency

Unless we otherwise indicate in this annual report, references to "USD", "Dollars" or "$" are to the lawful currency of the United States. Any references to "CAD", "Dollars Canadian" or similar terms are to the lawful currency of Canada.

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

BUSINESS OVERVIEW

We are a software development company dedicated to serving the digital media distribution industry. We are based in Los Angeles, California, USA and maintain research and development facilities in Vancouver, British Columbia, Canada. We specialize in the development of server-based technologies in the areas of content licensing, digital media publishing and royalty distribution management. We have combined all of our software technologies into one comprehensive solution called iWave(TM) Interactive Systems ("iWave").

iWave is a powerful end-to-end turn-key system for the secure management and distribution of on-demand digital content over Internet enabled networks. The iWave system can be used by telecommunication companies, Internet service providers, media distributors and content owners that are expanding their service offerings to include on-demand entertainment services in order to attract or retain consumers. In addition, iWave is also a solution for producers and distributors of digital content that allows them to effectively audit, track and manage their content licenses and advertising placements that are deployed throughout multiple business networks.

iWave enables our commercial customers to custom brand their on-demand services and extend their offerings to new platforms and customers that already connect to these networks in multiple ways. This allows leveraging of the increasing convergence and interoperability of consumer digital lifestyle peripherals such as mobile phones, portable devices, media centers and game consoles. These are all managed through a single, comprehensive integrated solution.

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

How We Generate Revenue

Currently, we derive the majority of our revenue from fees we receive through the licensing of our iWave platform to telecommunication companies, Internet service providers, media distributors and content owners. Our secondary source of revenue is related to development work performed to: (a) satisfy custom software development requests from our customers to add or enhance specific functions to our core product for their consumers' needs; (b) integrate third party functionality or services with iWave such as payment and data base systems; and (c) support other business applications or functionality requirements for our customers that might be necessary to fulfill certain industry-related regulations or accepted protocols in territories in which our customers are marketing.

When each of our commercial customers begins their consumer deployment, our two anticipated primary sources of income will be derived from revenue sharing attributed to the sale of content and advertising by our customers. We receive a percentage share of revenues generated by every rental or purchase of digital media and a percentage share of the price rate for impressions on advertising that appear on our customers’ licensed system ("Usage Revenues"). Each of these Usage Revenues is paid to us on a real-time basis with respect to content transactions and on a quarterly basis for advertising usage.

INDUSTRY

This year ushered in an era where consumers have massively adopted broadband-based entertainment services. The consumer-driven shift to digital delivery and consumption has affected every facet of the entertainment industry. Media companies have moved all manner of content online, and have begun experimenting with various business models incorporating the digital distribution of content. According to a forecast from IDC reported April 19, 2006 via MediaPost Communications, Internet video services will generate over $1.7 billion in revenues by 2010, an increase of more than $1.5 billion from 2005 totals. The latest internetworldstats.com statistics show that worldwide Internet penetration has increased to 16.6%, or 1,093,529,692 Internet users. According to In-Stat, published by Rider Research in August 2006, broadband households will grow from about 194 million to more than 413 million by 2010.

User generated content, online video has proliferated

Leading user generated content services were acquired by major media companies this year. According to a company press release dated November 29, 2006, YouTube currently delivers more than 100 million video views daily with 65,000 new videos uploaded each day. There are well over 200 web sites listed in the major search engines with video featured as their main offering. The mass adoption of these services demonstrates that consumers crave broadband video, and that the consumption of specialty content, and its packaging and available distribution channels should prove to be an important factor in the digital media industry over the next year.

Business Models are in a state of flux

In the digital music industry, as an example, companies have attempted to develop pay per view (PPV), subscription, and more recently download-to-own business models. Burn-to-DVD is also relatively new and is anticipated to expand the industry as consumers familiarize themselves with this technology. We believe that a hybrid model within a single service offering is likely to be most successful. Online advertising continues to grow in importance and will take on an increasingly prominent role in the industry. According to eMarketer, as reported by Clickz.com on December 7, 2006, online advertising revenue for 2006 (including search) is projected to be $16 billion. In the same article, Merrill Lynch predicts online advertising will increase by over 20% in 2007.

Telecommunications Carriers are moving to avoid commoditization, disintermediation

Commensurate with the rapid adoption of broadband by consumers there has been an increase in supply, a decrease in prices, and less differentiation between services offered by telecommunications carriers and cable TV companies. Commoditization of broadband services coupled with a convergence of services driven by consumer preference for bundles, has forced service providers to upgrade their physical plant and at the same time look for innovative ways to deliver and aggregate content, such as VOD, IPTV, and broadband entertainment portals. We believe that as consumer’s familiarity with and desire for broadband entertainment increases, service providers will need to diversify by partnering with both content owners and other aggregators. If service providers fail to do this, consumers will switch to operators with the most interesting broadband service offerings, or simply choose 3rd party broadband entertainment services delivered over the service provider’s network.

PLAN OF OPERATIONS:

A significant portion of our human resources have been allocated toward program developers in order to maintain our current delivery schedules with our customers. A decline in employment rates along with heightened start-up competition within the Province of British Columbia, where our research and development facilities are located, have made it difficult for us to hire sufficiently skilled personnel to fulfill certain development resource positions within our planned time frame. However, we continue to hire personnel on a continuous basis and have started employment searches in Los Angeles, California for persons having the required qualifications to fulfill our growing need for development personnel.

We continue to attempt to reduce costs in key areas in order to maximize capital application toward development and commercial activities. Standard internal process controls have been implemented for the purposes of ensuring quality control within our process of product development for our customers. In addition, we have started to renew certain development equipment to provide better computers, monitors and other equipment to our developers in order to improve their productivity and general working environment.

Commercialization

True Corporation (Thailand)
Download Music Service

In March, 2006 NS8 entered into a development contract with the True Corporation in Thailand to provide the music player and backend technology for its on-line music distribution service. Through the service offering, True is offering secure music downloads to PC’s, mobile phones and other portable devices through an a la carte or subscription based service. Content is provided by every major and independent record label with an existing library of over seven hundred thousand songs available to its consumers.

NS8 has now completed this major development project and is scheduled for consumer launch to True Corporation’s 400,000 broadband subscribers in May 2007.

ADC (Buddy Broadband - Thailand)
iWave PC Distribution Platform

NS8 entered into a partnership agreement with Advanced Datanetwork Communications Co., Ltd. (“ADC”) for ADC’s Buddy Broadband service in June 2006 to enable its consumers to securely deliver premium content to its broadband subscribers throughout Thailand. Buddy Broadband will use the iWave PC Content Distribution Platform to deliver its collection of Hollywood film titles and local Thai programming by using the iWave Interactive video distribution to deliver its on-demand services. Both companies will share in the revenue derived from the service. ADC and NS8 will be working together to demonstrate the features, benefits and security parameters of the platform to gather distribution approvals from ADC’s various content providers. This project is on hold pending content approvals for delivery over IP.

ADC (Buddy Broadband - Thailand)
Content Distribution Agreement

In addition to the service partnership agreement with the iWave PC distribution platform, NS8 has secured a content distribution agreement with ADC that will allow content licensed by NS8 to be distributed over ADC’s on-demand services. Both NS8 and ADC will share in the revenue derived from the video rental and sales of this content.

ReelTime (Australia)
iWave PC Distribution Platform

Reeltime Infotainment Ltd. (“ReelTime)” licensed the iWave PC Distribution Platform for its video-on-demand service in Australia. The platform was initially delivered in July 2006 and went live to a limited number of subscribers in September 2006.

Subsequently, ReelTime entered into a joint venture with Yahoo7! for carriage and distribution of the ReelTime service and is now accessible through Yahoo7! home portal. NS8 is continuing the integration of certain Yahoo7! related functionality within its user interface to allow for smoother consumer acquisition to the service.

NS8 is generating revenue from licensing its technology and sharing in all advertising revenue.

ReelTime (Australia)
IPTV Platform

ReelTime licensed the iWave IPTV platform for its future STB rollout within Australia in June 2006. This project has been put on hold while both companies are in discussions and evaluating the feasibility of adopting a current product line with more flexibility to other devices such as Vista, MCE, and Viive.

ReelTime (New Zealand)
iWave PC Distribution Platform

In December 2006, NS8 and ReelTime extended the territorial rights for the iWave PC distribution platform to include New Zealand. Expansion of the current ReelTime service into New Zealand is expected to go live in the second quarter of 2007.

ReelTime (Mobile Games)

In November 2006, NS8 and ReelTime entered into an agreement to distribute mobile games, ringtones, and other mobile content provided by NS8 to be distributed through the ReelTime service that will be operating in Australia. Both NS8 and ReelTime will share the revenue generated by sales of the content. The mobile games service is expected to go live in May 2007.

Outlook for 2007

USA

NS8 is in the final stage of its preparations to launch its direct to consumer video download service offering rental and EST (electronic sell through) of content to broadband subscribers throughout the USA over its iWave PC Distribution Platform.

The primary business and marketing goal of the service includes white labeling its video service by offering co-branded user interfaces to tier 2 and 3 Internet service providers (ISP’s) throughout the country that consist of a total aggregate of over five million broadband subscribers. The participating ISP’s will then be able to offer an attractive video content service to their subscribers that currently only the larger ISP’s are able to offer. The business model includes a per subscriber fee paid to NS8 for the service offering and NS8 will also share a portion of the revenues from rentals, sales and advertising with each of the participating ISP’s.

International

NS8 will continue its efforts to license its iWave technology to major ISP’s throughout the Asia Pacific region, Europe and South America. Several major ISP’s and other service providers throughout Asia have already expressed strong interest in licensing our technology. Further licensing arrangements are currently being discussed with carriers in Singapore, Taiwan and India.

NS8’s licensing model includes license fees, maintenance fees, custom development fees, revenue share of content (on a transaction by transaction basis) and shared advertising fees.

Content

NS8 has a current library of over fourteen hundred films, documentaries, music and HD programs. NS8 will continue to secure content distribution licensing agreements with major Hollywood studios, networks, TV, sports, music and other specialty programming to enhance its service offering for both domestic and international service offerings.

RESEARCH & DEVELOPMENT:

Fundamental to our research and development (R&D) plans and projections is the understanding that the Company participates in highly competitive markets that are subject to aggressive pricing and increased competition. To remain competitive, the Company believes that increased investment in research and development is critical to facilitate innovation of new and improved products and technologies, and to maintain and extend its current penetration and positioning in the markets where it competes. The Company’s R&D spending is mainly focused on delivering timely updates and enhancements to our commercially deployed iWave PC system. During the second half of 2006 our development department made substantial improvements to the second generation of our iWave PC system in areas of extended functionality; improved usability; and extended integration with third party services and products. Examples of these are:

•
Integration with FluxDVDTM technology to offer our customers in Australia the option to securely download and burn to DVD video content directly through our Consumer Programming Guide (CPG) and Download Manager. We plan to include this function during our 2007 launch in North America.

•	Facilitate the path for our users to securely export and view their acquired content to other peripherals, like MSFT Xbox 360TM (when not limited by content licensing agreements).
•	Complete integration with third-party geo-filtering services and systems to increase security and compliance with content owner requirements.
•
Responding to market demand, we have developed a complete SMS module that allows the iWave platform to fully handle transactions and integration with third party credit card gateways. We have always offered to our customers an easy integration with their existing billing platforms, if they have one. However, with our SMS module we are responding to the increased demand of clients who don’t have a billing system in place but that are looking to build their business around the provision of on-demand services. This assures a quick time to market for current and potential new affiliates and partners.

Besides updates to the existing iWave PC system, the Company’s R&D roadmap is also looking to capitalize in the increasingly ubiquitous markets of entertainment content consumption (from music and movies to games) and on the convergence of digital consumer electronics and the computer. We are working on new software applications to extend the iWave brand and services to other consumer digital lifestyle peripherals such as mobile phones, portable music and video devices, home media centers, and game consoles.

As an example, during 2006 we achieved completion of what we call our IPTV-CPG Foundation. This technology provides a way to easily create and transfer sophisticated graphical user interfaces across a wide variety of IPTV set top boxes. In contrast to HTML or Java based user interface engines (which generally provide a slow and unwieldy user experience) and native-code developed user interfaces (which take a great deal of time to create and modify), the IPTV-CPG Foundation provide a quick method to develop IPTV applications and services, while maintaining a compelling look and feel. Furthermore, due to its flexible architecture, additional services can easily be developed to enhance and differentiate IPTV service offerings.

The attributes of our technology, including its ability to manage the end-to-end distribution process and commercialization of content through any network (such as the Internet and intranets), allow us to easily adhere to many industry standards and extend the reach of the iWave services to new platforms and consumers that already connect to these networks in multiple ways. Through an optimized user experience and seamless interoperability with the favorite consumer peripherals and devices from other companies (like Apple, Microsoft, Creative, etc.) our R&D roadmap is looking to add individual value to our operations with each of these integrations. This is uniquely positioning the Company and iWave as an attractive and simple solution for current and potential partners to manage and capitalize the distribution of entertainment to disparate platforms through a simple integrated solution.

Proprietary Technologies

NS8 Corporation has three U.S. patent pending applications and two Patent Cooperation Treaty (PCT) applications pending with the United States Patent and Trademark Office:

These applications claim priority to U.S. Provisional Patent Application No. 60/444,672, filed by CanOnline on February 4, 2003, titled "Method and Apparatus for Facilitating Third Party Representation Of An Object," which is incorporated in its entirety in the new filings:

•	U.S. Patent Application filed on February 4, 2004 for "Method and Apparatus For Converting Objects Between Weakly And Strongly Typed Programming Frameworks";

•	U.S. Patent Application filed on February 4, 2004 for "Method and Apparatus For Presenting Multimedia Content And For Facilitating Third Party Representation Of An Object"; and

•	Patent Cooperation Treaty Application filed on February 4, 2004 for "Method and Apparatus For Converting Objects Between Weakly And Strongly Typed Programming Frameworks".

These applications claim priority to U.S. Provisional Patent Application filed with the United States Patent and Trademark Office, on July 16, 2004 for "Method and System for Managing the Authorized Use of Digital Works."

•	U.S. Patent Application filed on July 16, 2005 for: "Method and System for Managing the Authorized Use of Digital Works"; and

•	Patent Cooperation Treaty Application filed on July 16, 2005 for: "Method and System for Managing the Authorized Use of Digital Works".

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

Trademarks

Certificate of Registration of Trademark No. 1181601 was issued by the Register of Trademarks of Canada certifying that the trade-mark "CANONLINE" has been registered in Canada to CanOnline Global Media, Inc. on September 13, 2005 under registration number TMA647,899. In accordance with the provisions of the Trademarks Act of Canada, this trademark is subject to renewal every 15 years from the registration date.

On April 30, 2004, CanOnline filed an application for the trademark "SPI" with the United States Patent and Trademark Office. The application has since been abandoned because it was no longer considered a priority in our business plan.

On June 1, 2004, CanOnline filed applications for two classes for the trademark "NS8" with the United States Patent and Trademark Office. On July 26, 2004, CanOnline filed two new applications for the registration of the trademarks "SECURITY PROTOCOL INTEGRATION" and "SECURE DIGITAL CONTENT DISTRIBUTION" with the United States Patent and Trademark Office. We have filed a request to change these filings from the Principal Register to the Supplemental Register of the United States Patent and Trademark Office. On December 13, 2005, Certificate of Registration No. 3,027,246 was issued by the United States Patent and Trademark Office to CanOnline Global Media, Inc. certifying that the trademark "NS8" has been registered in the United States. CanOnline received a Notice of Allowance in May, 2006 (registered in December 13, 2005 at the USPTO) for the application to register "NS8" the trademark application in the United States upon the commercial launch of NS8 in the United States. We are preparing to file a statement of use the United States. During 2004, we also initiated applications, through CanOnline, to file the "NS8" trademark in Canada, China, the European Community and Japan, including:

•	The application for registration of the "NS8" trademark in Canada was filed, with a priority claim, on November 30, 2004;

•	Separate trademark applications filed in China in Classes 9 and 42, with priority claims, on November 29, 2004;

•	The "NS8" trademark application filed in the European Community in Classes 9 and 42, with a priority claim, on December 1, 2004; and

•	The "NS8" mark and logo filed as a composite mark in Classes 9 and 42 in Japan on December 1, 2004.

None of these applications have been granted, or rejected, at this time with the exception of the trademark "CANONLINE" that has been granted and registered in Canada and the trademark "NS8" that has been registered in the United States. We are currently pursuing the filing of other trademarks with the United States Patent and Trademark Office in relation to the development of its products and marketing initiatives.

EMPLOYEES
As of December 31, 2006, we had 25 full-time employees, engaged in Operations, Marketing, Sales, and Research and Development. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, we cannot assure you that we will be successful in retaining and recruiting needed personnel.

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

As consideration for the Option Agreement, we advanced a $200,000 term loan to Long Distance Billing Services, Inc. ("LDBS"), a wholly-owned subsidiary of ezTel. The term loan was due August 1, 2005. If we had chosen to acquire ezTel, ezTel was to first repay to us the amount of the term loan to LDBS plus all accrued interest. The term loan was evidenced by a promissory note, a Deed of Covenants and secured by a Security Agreement charging substantially all of the assets of LDBS. On February 22, 2005 LDBS filed for protection under Chapter 11 of the Bankruptcy Code. Subsequently, we did receive payments from LDBS from our cash collateral. From October 2005 to December 2005, we received payments in the amount of $150,000 from LDBS, and in February 2006, we received a payment of $25,000 from a third-party in consideration of the assignment of our security interest in LDBS. Therefore, we are no longer entitled to receive any future payments from LDBS.

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

WE HAVE HAD NO PROFITS AND INSIGNIFICANT REVENUES SINCE INCEPTION

We are a development stage company and have had no profits and insignificant revenues since commencement of operations in March 2000. For the years ended December 31, 2006 and 2005, the Company experienced net losses of $10,135,508 and $6,587,391, respectively. Our deficit accumulated during the development stage was $28,291,026 as of December 31, 2006. Future losses are likely to occur, as we continue to pay for our ongoing operations. We cannot assure you that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2006 and 2005 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2006 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK

As of December 31, 2006, the date of our most recent audited financial statements, we had a working capital deficit of $8,131,447, which means that our current liabilities as of that date exceeded our current assets by $8,131,447. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. We had insufficient working capital meaning our current assets were insufficient to satisfy all of our current liabilities on December 31, 2006. However, our ongoing operations must begin to provide sufficient profitability to improve our working capital position. If we are unable to become profitable we may have to raise capital or debt to fund the operations or curtail future plans.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

Our success largely depends on the effort and abilities of key executive officers. The loss of the services of any of our key executive officers could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We have taken out a Group Accident Policy on our key executives effective January 1, 2005, as well as key-man insurance policies on our key executive officers. We also have other key employees who manage our operations, and if we were to lose their services, senior management would be required to expend time and energy to replace these employees and train replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff.

SEVERANCE PAYMENTS ARE DUE TO THE TOP EXECUTIVE OFFICER IF TERMINATED WITHOUT CAUSE

Our Chief Executive Officer has a severance payment clause in his US employment agreement stating that if the Principal’s employment is terminated without cause and without advance notice, the Employer will continue to provide as severance pay, the Principal’s base salary in cash at the rate in effect on the termination date through the remaining term of Principal’s employment which is December 1, 2008. The Chief Executive Officer and other corporate officers reside in British Columbia and are protected by the British Columbia Employment Standards Act, which provides for one week of pay for each year of service upon termination. The remaining officers' employment agreements do not have termination dates.

OUR NEW PRODUCTS, SERVICES AND TECHNOLOGIES MAY NEVER BE PROFITABLE

We have made significant investments in research, development and marketing for new products, services and technologies. Revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY USE OUR TECHNOLOGY AND TRADEMARKS, WHICH WOULD WEAKEN OUR COMPETITIVE POSITION AND MAY RESULT IN THE FAILURE OF OUR BUSINESS

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

OUR OPERATIONS ARE SUBJECT TO CHANGING TECHNOLOGY

The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies, and the emergence of new industry standards and practices that could render our existing technology obsolete. Our performance will depend, in part, on our ability to continue to enhance our existing services, develop new technology that addresses the increasingly sophisticated and varied needs of its prospective customers, license leading technologies, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting other proprietary technology to customer requirements or to emerging industry standards. If we were to be unable to adapt to changing technologies, our business, results of operations, and financial condition could be materially and adversely affected.

WE NEED TO ESTABLISH AND MAINTAIN STRATEGIC LICENSING RELATIONSHIPS

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

WE FACE INTENSE COMPETITION FROM BETTER FUNDED COMPANIES

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

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

To date, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact stockholders' ability to sell shares of our common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. This classification may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

THE EXERCISE OR CONVERSION OF OPTIONS, WARRANTS, AND CONVERTIBLE SECURITIES COULD RESULT IN POTENTIAL DILUTION AND IMPAIR MARKET PRICE OF OUR COMMON STOCK

As of December 31, 2006, we had outstanding options, warrants, and convertible securities to acquire an aggregate of 79,856,000 shares of common stock. To the extent that the outstanding options, warrants, and convertible securities are exercised or converted, existing shareholders will experience dilution in their percentage ownership. So long as these options, warrants, and convertible securities are exercisable, the holders will have the opportunity to profit from a rise in the price of the common stock. The additional shares of common stock available for sale in the market may have a negative impact on the price and liquidity of the common stock that is currently outstanding shares of common stock.

A BREACH OF CONFIDENTIAL CUSTOMER INFORMATION COULD EXPOSE US TO EXCESSIVE LIABILITY

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

INVESTOR CONFIDENCE AND THE VALUE OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED IF THE MANAGEMENT CONCLUDES THAT OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE NOT EFFECTIVE

Section 404 of the United States' Sarbanes-Oxley Act of 2002 requires the inclusion of an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, the Company’s independent registered public accounting firm may be unable to attest to the Company’s management's assessment or may issue a report that concludes that the Company’s internal controls over financial reporting are not effective. The Company’s failure to achieve and maintain effective internal controls over financial reporting, or the Company’s independent registered public accounting firm's inability to attest to the Company’s management's assessment, or the issuance of a report that concludes that the Company’s internal controls over financial reporting are not effective, could result in the loss of investor confidence in the reliability of the Company financial reporting process, which in turn could harm the Company business and ultimately could negatively impact the market price of our common shares.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND DO NOT EXPECT TO PAY ANY IN THE FORESEEABLE FUTURE.

We have not paid any dividends on our common stock since our inception and do not intend to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize in the foreseeable future will be retained to finance our growth.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERCELY AFFECTED

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our main office and research and development activities are located in Vancouver, British Columbia, Canada. We do not own any real property. The following table presents certain information about our leased properties:

				Lease
	Square		Monthly	Expiration
Location	Feet	Use	Rent	Date

1311 Howe Street	4,905	Research and	$ 9,365	November 30, 2008
Suite 700		Development and	(Canadian)
Vancouver, BC, Canada V6Z 2P3		Administrative offices

11400 W. Olympic Boulevard	195	Administrative offices	$ 2,040	April 30, 2007
Suite 200
Los Angeles, CA, USA 90064

We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although we cannot assure you that we will be able to do so.

INSURANCE

We have obtained directors' and officers' liability insurance, property and general insurance and intend to obtain other insurance coverage in amounts deemed adequate and affordable by management in the future. We cannot assure you that any future claims will not exceed applicable insurance coverage.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against us in March 2007 in connection with a certain settlement agreement made between MVI and us on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties advisory agreement. The exchange was based on the market value of the common shares as of the date of the settlement agreement. We are attempting to take action to resolve this matter before the litigation proceeds past the stage of the initial pleadings.

We are not aware of any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Year Ended December 31, 2006	High Bid	Low Bid

First Quarter	$0.21	$0.05
Second Quarter	$0.19	$0.09
Third Quarter	$0.14	$0.06
Fourth Quarter	$0.17	$0.06

Year Ended December 31, 2005	High Bid	Low Bid

First Quarter	$0.46	$0.09
Second Quarter	$0.38	$0.07
Third Quarter	$0.21	$0.10
Fourth Quarter	$0.11	$0.04

On March 30, 2007, the closing bid price for our common stock was $0.04.

HOLDERS

On December 31, 2006, the closing price for our common stock was $0.14. There were approximately 104 record holders of NS8 common equity and 19 holders of unconverted CanOnline common equity as of December 31, 2006.

DIVIDENDS

As of the date of this report, no cash dividends have been declared on our common stock. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock. In addition, the debentures we issued to Cornell Capital prohibit the payment of dividends on our common stock without the prior written consent of the secured party to those debentures.

UNREGISTERED ISSUANCES OF EQUITY SECURITIES

During the year ended December 31, 2006, the Company completed the following transactions:

•
On September 28, 2006, the Company issued new convertible debenture to Cornell Capital in the principal amount of $300,000, less fees and expenses of $30,000. The Debenture carries an interest rate of 10% per annum, has a term of three years and is convertible into common stock at the lower of $0.075 per share or 90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion.

•
During September 2006 through December 2006, the Company issued 6,848,982 shares of common stock to Cornell Capital for the conversion of convertible debentures in the amount of $258,989 at per share prices ranging from $0.03 to $0.07. In connection with the conversion of convertible debentures, $110,016 of the derivative liability related to the conversion feature was recorded as additional paid-in capital.

•
On March 7, 2006 the Company issued warrants, which vested upon grant, to purchase 200,000 shares of common stock in connection with a public relations agreement entered during the year. The warrants are exercisable over a five year period at a price of $0.16 per share. The company recorded a consulting expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model.

•	On January 11, 2006 the Company issued 25,000 options to purchase common shares to an employee. The options had an exercise price of $0.09 and were cancelled unvested upon employee termination.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We adopted our 2001 Stock Option Plan on June 29, 2001 authorizing 5,000,000 shares under the plan. We have not issued any options or rights under this plan.

We adopted our 2004 Stock Option Plan in February 2004, authorizing 30,000,000 shares under the plan. During 2006, we issued 25,000 options to purchase common shares under the plan to certain of our non-executive employees. These options have been cancelled as a result of employment termination. The balance of the options outstanding as of December 31, 2006 is 16,011,650 options under the 2004 Stock Option Plan and 14,486,702 options outside of the 2004 Stock Option Plan.

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)

Equity compensation plans approved by security holders(1)	16,011,650	$0.38	18,988,350
Equity compensation plans not approved by security holders	47,298,703	$0.14	N/A
Total	63,310,353	$0.20	18,988,350

(1) Includes the Company's 2001 and 2004 Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Revenue Recognition

We recognize revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and with the guidelines of the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenue recognition requirements in the software industry are very complex and are subject to change. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Maintenance and training services to its customers are generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.

Revenues from licensing our software are generated from licensing agreements primarily with Video-On-Demand ("VOD") distributors that generally pay a per-unit royalty fee. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. We rely on working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accruals.

If we change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected relating to arrangements where revenue cannot be recognized are reflected on our consolidated balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Recoverability of Deferred Costs.

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Software Development Costs

Pursuant to the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties when the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we will evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value will be written off.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in May and June 2004, November 2005 and September 2006, the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.  The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 3% was based on historical forfeiture experience and estimated future employee forfeitures.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the year ended December 31, 2006 was $926,507, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Notes 3 and 14 to the consolidated financial statements for additional information.

Income Taxes

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

RESULTS OF OPERATIONS

Revenue. Total revenue for the year ended December 31, 2006 (the "2006 Period") and December 31, 2005 (the "2005 Period") was $218,349 and $0, respectively. Our revenue growth was due to the new contracts to develop and license software that the Company entered into during the year and consisted of license and professional fees pursuant to our software service agreements.

Cost of Professional Services. Total professional services cost of revenues, which includes direct labor and overhead for the year ended December 31, 2006 were approximately $187,786 compared $0 for the year ended December 31, 2006. The increase is due to the Company entering a commercialization stage.

General and Administrative Expenses. General and administrative expenses for the 2006 Period decreased to $3,564,640 from $6,982,118 during the 2005 Period. During the 2006 and 2005 Period, the Company employed approximately 11 employees in administrative functions. Wages and benefits for sales and marketing personnel during the 2006 Period were $380,984 compared to $521,677 during the 2005 Period. Wages and benefits for general and administrative personnel during the 2006 Period were $2,471,042 compared to $1,052,551 during the 2005 Period. The difference in general and administrative expenses primarily results from compensation charges for stock grants to consultants, partially offset by stock options issued to executive level employees.

Consulting Expenses. During the 2006 Period, the Company expensed $105,542 in consulting fees compared to $3,886,112 during the 2005 Period. The difference in consulting fees primarily relates to higher compensation charges for consultants who provided advisory services to the board of directors and marketing department and were granted options and warrants as specified in their consulting agreements during the 2005 Period.

Legal and Accounting Expenses. Legal and accounting fees for the 2006 Period were $341,241 compared to $495,285 in the 2005 Period. In 2005 Period, we incurred significant legal fees in relation to patent filings and corporate financing compared to 2006 Period.

Financing Expenses. As a result of corporate financing obtained, we incurred finance charges on debt and equity arrangements of $167,752 compared to $171,750 for the 2005 Period. This was related to the issuance of the 2005 Convertible Debentures.

Share-Based Compensation Expense. As a result of implementing SFAS 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $926,507 during the 2006 Period compared to $2,500 in 2005 Period.

Research and Development. Research and development expenses were $413,372 and $785,012, respectively, during the years ended December 31, 2006 and 2005. During the 2006 Period, the Company employed an average of 14 employees for research and development, compared to an average of 15 employees in the 2005 Period. In the past, the Company did not capitalize any research and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that certain of its software applications have reached technological feasibility. As a result, the Company capitalized related software development costs and wages totaling $273,423 during the 2006 Period, resulting in the decrease of research and development expenses reported on its consolidated statement of operations.

As a result of the foregoing, the Company incurred a loss from operations of $3,947,449 during the 2006 Period, as compared to a loss from operations of $7,767,130 during the 2005 Period.

Interest Expense. Interest expense for the 2006 Period significantly increased to $2,238,905 from $688,855 during the 2005 Period. The increase was primarily due to additional funding to finance operations through the issuance of promissory notes and convertible debentures that resulted in higher interest expense compared to 2005 Period. In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was declared effective on February 14, 2007 and the Company accrued penalties of approximately $863,967 for the year ended December 31, 2006.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004 and 2005 produced a loss of $3,954,844 for the 2006 Period compared to a gain of $4,148,850 in the 2005 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net loss of $10,135,508 or ($0.09) per share during the 2006 Period, as compared to a net loss of $6,587,391 or $(0.06) per share during the 2005 Period.

Liquidity and Capital Resources

We had negative working capital of approximately $8.1 million at December 31, 2006 and $4.4 million at December 31, 2005. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses, deferred revenue, amounts due to shareholders and directors, and a portion of the convertible debentures becoming current.

At December 31, 2006, our principal source of liquidity was proceeds from notes payable, convertible debentures and cash received from customers pursuant to its software licensing agreements and custom development services provided as part of those license agreements. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received for the periods indicated:

Liquidity and Capital Resources	2006	2005
Sale of Common Stock	$-	$670,400
Sale of Convertible Debentures, net	300,000	1,000,000
Loans and Contributions from officers and shareholders	2,111,296	1,134,752
Short Term Loans	250,000	175,000
	$2,661,296	$2,980,152

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

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

The Company cannot assure that it will obtain sufficient revenue growth or achieve financing to develop profitable operations prior to utilizing all of its current capital resources. In addition, if the Company does not generate its revenues or receive its funds in a timely manner on a scale to meet its needs, it may be forced to curtail or downsize its operations which may affect its existing commercial activities.

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

During the year ended December 31, 2006 the Company generated $218,349 in revenue from its iWave products and services. Although we expect revenues to increase during 2007, we cannot be certain that this will occur within that period.

FINANCING ACTIVITIES

The Company has raised approximately $826,200 from the issuance of promissory notes during the period from January 1, 2007 through April 13, 2007. The Company believes that these funds, together with its cash on hand at April 13, 2007 and amounts received from customers will be sufficient to fund its operations through April 30, 2007. The Company continues to receive funding commitments from certain of its shareholders in the form of promissory notes and expects this debt financing to continue as the Company completes its current commercial installations of its products.

The Company’s management is currently finalizing capital financing with Cornell Capital Partners, L. P. to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation to purchase convertible debentures in connection with each closing will be subject to the satisfaction of certain conditions and the achievement of specific milestones, which are currently being finalized. On March 30, 2007, in consideration of the Company’s execution and delivery of this agreement, the Company received an advance of $550,000 and issued a promissory note to Cornell Capital Partners, L.P. in respect thereof. The $550,000 promissory note will be converted to form part of the secured convertible debenture as part of the overall financing. In addition, the Company agreed to issue 250,000,000 warrants in connection with the $3.3 million convertible debenture financing. It is anticipated that $1,100,000 of the funding will occur on or about April 16, 2007.

In addition we continue to seek new working capital financing to expand its business activities. In addition, the Company may also attract new equity or debt financing to fund the expansion of its operations and possibly retire some of its existing debt. The rate at which the Company used funds in its operations as of December 31, 2006, is $275,000 per month.

Its current capital resources will enable it to fund its planned operations of less than a month, and the Company projects that the estimated amount of additional funds that the Company will require to ensure operations for a period of 12 months, not taking into account any anticipated revenue derived from licensing and recurring consumer usage fees from its iWave technology from December 31, 2006, is approximately $2,620,000. The Company anticipates raising these funds from private equity and debt financing. There can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. In addition, the sale of additional securities could result in dilution to our current stockholders. If we are not successful in raising sufficient capital we may not be able to continue our business.

The Company's ability to meet its operating requirements depends upon its ability to generate financing and additional recurring usage and licensing revenues from the installation of its iWave technologies to commercial customers and from external financing sources. The Company cannot guarantee it will develop profitable operations prior to utilizing all of its current available financial resources.

The Company expects this rate to decrease due to recent and planned operational changes in 2007 in order to meet its current commercial strategy. The Company estimates that its monthly operating costs throughout 2007 will decrease to approximately $190,000 per month. Currently, the Company has not implemented its planned operational changes for 2007 and it continues to maintain its previous monthly operating expense of approximately $275,000 per month.

If the Company is unable to generate sufficient revenue during 2007 and it does not receive sufficient working capital from external financing activities in a timely manner, the Company may be forced to curtail, downsize or cease its operations.

The Company has requested an extension of the maturity dates of certain its outstanding debts held by its creditors. However, should the Company fail to obtain such extensions; it may be subject to certain involuntary creditor actions that might impose foreclosure on their security interest in the Company. If creditors impose foreclosure on their security interests in the Company, its common shares may lose a significant portion or all of its market value.

Management's strategy to address the $8.4 million of current liabilities reflected in the consolidated balance sheet as of December 31, 2006, during the next 12 months includes, among other things, a plan to actively seek conversion of certain outstanding loans provided by its officers, directors and shareholders into equity at prices to be determined at the time such conversions may be agreed to by those officers, directors and shareholders. In addition, management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a series of planned conversions and refinancing. As of November 30, 2006, Management has started to create a series of plans to act on these strategies that the Company's board will consider for the best interest of its shareholders before implementation. Management anticipates concluding a working plan before the end of the Company's second quarter 2007.

Management continues to implement its overall corporate strategy, and continues to seek more favorable long-term debt and equity financing to effect the re-organization of the Company's current long-term financing arrangements. Management anticipates providing its board of directors with a plan for review and approval before the end of the Company's second quarter 2007. In addition, management continues to evaluate the viability of divestiture opportunities for some of the Company's non-core technology assets for value in the form of partnerships, licenses, third party marketing or sale for cash. A market sector of the Company's business continues to experience growth with respect to community driven network sites and online software accessories. The Company has commercial interest with respect to previously developed, turn-key commercial software technologies that the Company is not marketing since those technologies are not commercially aligned with its core iWave technology and current commercial focus within the interactive video on demand business sector. These particular non-core technologies could result in significant revenues for the Company in the event of their sale or partnered marketing through third parties. Management continues to focus on its iWave technologies because of its immediate market adoption and greater revenue opportunity with less associated costs with respect to its marketing and overall implementation.

The continued implementation of these strategies will enable the Company to favorably restructure its balance sheet and further its current commercialization of its iWave technologies which will potentially result in additional revenue opportunities. This will in turn enable it to service and manage current liabilities from the normal course of operations and reduce any existing long-term liabilities unaffected by managements planned debt reduction strategies over a 36 month period.

The Company continues to use a significant portion of its revenues for the purpose of retiring its existing debts. As revenues increase, the use of surplus funds, if any, will be used to expand the Company's current development capacity and increase commercial productivity for future product development and commercial installations of its iWave technology.

The imbalance between the Company's current assets and current liabilities has had and will continue to have the following effects on its operations: it has made it difficult for it to obtain more beneficial financing arrangements; it has made it more difficult for it to attract and encourage equity investment; and it has made it more difficult and even interfered to some extent with its ability to enter into operational commercial agreements with certain major companies and to attract commercial partners and customers due to its financial position and their perception of its ability to perform due to its financial circumstances.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

As discussed in detail in amendments to our annual report on Forms 10-KSB/A for the year ended December 31, 2005, and subsequent quarterly reports on Forms 10-QSB/A, during the fourth quarter of 2005 and the first, second and third quarter of 2006 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that originally affected our year-end and quarterly filings for periods ended December 31, 2004 and 2005. To remediate these material weaknesses, we made the following improvements:

During the year ended December 31, 2006, the Company employed qualified internal accounting personnel and actively engaged qualified external financial professionals to provide the Company with up to date, current guidance with respect to financial reporting and complex accounting issues. As of December 31, 2006, the Company had spent approximately $65,000 to hire new personnel and to obtain advice from outside professionals to improve the Company’s disclosure controls and procedures.

ITEM 8B. OTHER INFORMATION

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

Our executive officers, directors and key employees, their positions and their ages at December 31, 2006 are as follows:

Name	Title		Age

Anthony Alda	Chairman of the Board of Directors, Chief Executive Officer, President and Chief Technology Architect		38
Leslie J. Ames	Senior Vice President, Legal Affairs, Secretary and Director	1)	57
Carl Segal	Executive Vice President of Media Distribution & Deployment		40
Brent R. Bysouth	Chief Software Architect and Director		34
Ricardo Rosado	Chief Financial Officer, Vice President of Product Management and Director		39
Melanie Thomson	Chief Operating Officer		30
Michael W. Waage	Director		58
William Kunzweiler	Director	1)	56

1. On April 12, 2007 Leslie J. Ames and William Kunzweiler resigned as directors of the Company. The resignations were for personal reasons and did not relate to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Prior to joining NS8, MR. SEGAL was the Senior Vice President of Anytime Pte Ltd., one of the largest content aggregators supplying Hollywood studio content for video on demand ("VOD") in Asia. Mr. Segal managed all content distribution initiatives of Anytime across Asia. Prior to joining Anytime Pte Ltd., Mr. Segal served as Vice President of Production for Intertainer Inc. in Los Angeles, where he was responsible for all content-related production activities for Intertainer's domestic IP and cable VOD deployments. From 1995-2000, Mr. Segal was General Manager and Vice President of publicly-held VDI Multimedia (Point 360) in Los Angeles. Under Mr. Segal's management, VDI Multimedia became one of the largest post-production facilities for television and film in the United States. Mr. Segal was responsible for managing all studio related operations, including Telecine's film transfers, audio, graphic and compression/DVD departments, and satellite delivery deployments. Mr. Segal successfully negotiated sales and distribution agreements with all of the major Hollywood studios, including Universal, Sony, Fox, and MGM. From 1993-1995, Mr. Segal managed The Hit Factory recording studios in New York City, one of the world's leading recording facilities.

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

MS. THOMSON has been the Director of Operations and Human Resources for NS8 Corporation and its subsidiaries CanOnline and CMC from March 2003 until her appointment in November 2004 as Chief Operating Officer. Ms. Thomson is currently responsible for operations management, human resources functions, inter-departmental communication and coordination, establishment and enforcement of corporate policies/procedures, and coordination of SEC filings. From December 2002 to March 2003, Ms. Thomson held the position of Operations and Human Resources Manager. In that position, Ms. Thomson was responsible for the organization and management of administrative and human resources activities of NS8 Corporation and its subsidiaries. From August 2000 to January 2002, Ms. Thomson worked with Novus Telecom Group, Inc. located in British Columbia in the Legal and Human Resources departments and was a contributor to the growth of Novus from start up to operational maturity. Ms. Thomson completed a Human Resource Management Certificate at the British Columbia Institute of Technology (BCIT) in 2002 and is currently enrolled at Simon Fraser University working toward a degree in Integrated Liberal and Business Studies.

MR. WAAGE joined CanOnline in October 1999 to contribute to the areas of management development, sales and strategic partnerships. On March 15, 2000, Mr. Waage was appointed to the Board of Directors of CanOnline and served in this capacity until January 2005. On December 18, 2003, Mr. Waage was appointed as a Director of NS8 Corporation and continues to serve in this role. Since 1995, Mr. Waage has been the president of his own firm that provides consulting services in areas of mergers, acquisitions and turn-arounds, and management consulting throughout the United States. He also served in a senior business development position of Advanced Technology Development for Honeywell from the period of 1987 to 1994. At Honeywell, he continued to provide service with respect to sensitive technology development for the department of defense and was awarded the Honeywell Top Performers Award in 1989. Prior to his business profession, Mr. Waage served in the United States Air Force as a Senior Command Instructor and Fighter Pilot for the Air National Guard. Mr. Waage retired from the Air Force in 1995, as a Lieutenant Colonel, and received the Distinguished Meritorious Service Award in 1991. He was awarded a Masters Certificate of Jet Flight Instruction and has been a member in good standing with the United States Chamber of Commerce, Association of Old Crows (Electronic Warfare), American Institute of Aeronautics and Astronautics and U.S. Air Force Reserve Officers Association (past President). He has also been a member of the Alumni board of Directors of Evangel University where he received a Bachelor of Science degree in Mathematics & Physics (1970). Mr. Waage also holds a Masters Degree (equivalent) from the U.S. Air Force (Management, Leadership, and Aviation-Aeronautics) (1990).

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 USD and up to two individuals for whom disclosures would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our "Named Officers."

Summary Compensation Table

									Change in
									Pension Value
									and Nonqualified
								Non-Equty	Deferred
	Fiscal				Stock	Option		Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)		Compensation ($)	Earnings ($)	Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)

Anthony Alda	2006	164,093	(1)	-	-	-		-	-	12,365	(3)	176,458
Chairman, CEO and President	2005	207,853		-	-	-		-	-	-		207,853

Carl Segal	2006	165,000		-	-	-		-	-	6,000	(5)	165,000
VP of Sales	2005	47,597	(2)	-	-	90,000	(4)	-	-	1,500	(5)	137,597

1) Consists of CMC salary of $84,000 CAD ($74,093 USD) and NS8 salary of $90,000 USD. For purposes of determining the amount of the compensation for this schedule, in the case of an executive who receives compensation other than in US dollars, the amount of any compensation is translated into US dollars by using the average exchange rate for the year to which such compensation relates. The exchange rate used in 2006 and 2005 to translate Canadian compensation into US dollars was .88 and .83, respectively. As a result of November 1, 2005 voluntary salary reduction, described in employment agreements section, the company accrued $50,000 USD for the period from November 1, 2005 to March 1, 2006, of which $27,500 USD still remains unpaid as of the date of this filing. An aggregate of $50,000 USD was deferred by Mr. Alda in 2006 and $24,000 of personal expenses was waived and not accrued. The payment of the deferred amounts of any of the unpaid salary or other compensation was deferred by Mr. Alda until the Company has available cash.

2) Mr. Segal signed an employment agreement with NS8 on September 19, 2005.

3) Consists of lease payments on vehicle.

4) The amounts shown for Mr. Segal represents the grant date fair market value of the 1,500,000 options issued derived using the Black-Scholes stock option pricing model in accordance with FAS123R (but disregarding any estimate of forfeitures relating to service-based vesting conditions). The following assumptions were used in calculation: expected live of 5 years, risk free interest rate of 4% and volatility of 219%.

5) Consists of monthly car allowances.

Anthony Alda has an employment agreement dated December 1, 2005, as amended, pursuant to which he provides us with his services as Chief Executive Officer, for an initial period of three years, renewed automatically unless previously terminated. The agreement may be immediately terminated by us, without cause and without advance notice; provided, however, that Mr. Alda receives a severance pay equal to the base salary through the remaining term of employment. Mr. Alda's current salary is $13,674 USD per month, under both Canadian and US agreements, paid vehicle lease plus four weeks of paid annual vacation. In 2003 and 2005, he received an option to purchase 6,690,000 shares of our common stock under 2004 Stock Option Plan, subject to certain conditions and restrictions set out in the Plan.

Carl Segal has an employment agreement dated September 19, 2005, pursuant to which he provides us with his services as Executive Vice President of Media Distribution and Deployment. The agreement may be immediately terminated by us, without cause, provided that Mr. Segal receives three months severance pay. Mr. Segal's current salary is $13,500 USD per month and a monthly car allowances and expenses of approximately $500 USD. In 2005, pursuant to the terms of the employment agreement, Mr. Segal received an option to purchase 1,500,000 shares of our common stock. These options are subject to the conditions and restrictions set out in the 2004 Stock Option Plan and the employment agreement. Of the 1,500,000 stock options referred to above, 500,000 stock options vested immediately and are considered a signing bonus. Except for the signing bonus options, this grant of the stock options to Mr. Segal is conditional upon Mr. Segal having met certain performance goals as described in the employment agreement. There is also a provision for 1,000,000 bonus options that can be granted and vested upon achievement of certain goals as set in the employment agreement. Under the terms of his employment agreement a varying number of options might be awarded to Mr. Segal depending upon his achievement of his future performance goals. There is no guarantee that Mr. Segal will be awarded all of the options.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options, stock that has not vested and equity incentive plan awards held by our Named executive officers as of the end of our fiscal year ending December 31, 2006.

Since there were no stock awards outstanding as at December 31, 2006, the related portion of the schedule has been omitted.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan Awards:
			Equity					Incentive	Market or
			Incentive					Plan Awards:	Payout
			Plan Awards:				Market	Number of	Value of
	Number of	Number of	Number of			Number of	Value of	Unearned	Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock That	Rights that	Rights that
	Exercisable	Unexercisable	Unearned	Exercise	Expiration	Have Not	Have not	Have not	Have not
Name	Options (#)	Options (#)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Anthony J. Alda	370,000	-	-	0.64	15-Dec-09	-	-	-	-
Anthony J. Alda	5,920,000	-	-	0.04	18-Dec-08	-	-	-	-
Carl Segal	1,500,000	-	1,000,000	0.06	20-Oct-10	-	-	-	-
Phoenix Management Consulting Group Inc.	1,750,000	-	-	0.04	18-Dec-08	-	-	-	-

(1) Phoenix Management Consulting Group Inc., a British Columbia, Canada corporation ("Phoenix"), holds options to purchase 1,750,000 of our shares. Brent Bysouth, co-founder and our Chief Software Architect, owns 100% of Phoenix.

Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised for the purposes of this table, Mr. Alda is deemed to hold an option to purchase 1,400,000 of our shares and Mr. Bysouth is deemed to hold an option to purchase 350,000 of our shares, out of the 1,750,000 options held by Phoenix.

In 2003, 6,320,000 stock options were issued to Mr. Alda pursuant to an employment agreement made between the Company and Mr. Alda. The provision for the issuance of stock options pursuant to the employment agreement is intended to provide a method whereby the Company may be stimulated by the personal involvement of the employee in the Company's business thereby advancing the interests of the Company and all of its shareholders. The stock options were fully vested on the date of grant and are subject to terms and conditions of our 2004 Stock Option Plan. The stock options are not transferable and will terminate after five years from the date of the option agreement or two years after the date of the termination of the employment of the employee. There are no performance-based conditions attached to these stock options. In 2006, at the request of Mr. Alda, the Board agreed to waive the restriction, on a one time basis, on the transfer of 400,000 stock options to a non affiliated individual for personal reasons. As of the date of filing the balance of outstanding stock options held by Mr. Alda, net of such transfer, amounts to 5,920,000.

In 2004, 370,000 stock options were issued to Mr. Alda. Of these stock options 25% vested six months after the option grant date, while the remaining 75% of the options vested on a pro-rata basis over the next 18 months. The stock options are subject to the terms and conditions of our 2004 Stock Option Plan. The options are not transferable and will terminate after five years from the date of the option agreement or two years after the date of the termination of the employment of the employee. The stock options were issued to compensate Mr. Alda for his past outstanding achievements on behalf of the Company and they are not subject to performance-based conditions.

In 2005, 1,500,000 stock options were granted to Carl Segal pursuant to an employment agreement made between the Company and Mr. Segal. The provision for the issuance of stock options pursuant to the employment agreement is intended to provide a method whereby the Company may be stimulated by the personal involvement of the employee in the Company's business thereby advancing the interests of the Company, and all of its shareholders. The options are not transferable and will terminate after five years from the date of the option agreement or 30 days after the date of the termination of the employment of the employee. 500,000 of these options vested immediately upon the date of grant while the balance of the options will be vested only upon Mr. Segal's achievement of defined performance objectives. Mr. Segal's employment agreement also has a provision for 1,000,000 bonus options to be granted and vested upon completion of certain defined goals attributed to the Company's marketing strategy. As at the last completed fiscal year, 1,500,000 stock options were completely vested with bonus options to be granted and vested when the Company is able to do so. The following is a concise description of the qualitative goals that will trigger the awarding of the bonus options to Mr. Segal: 250,000 bonus stock options if contracts for more than five bona-fide content provider relationships and over 250 premium content titles are completed; 125,000 stock options if greater than three software platform deployments completed over a 12 month period; 125,000 stock options if greater than three IPTV consulting deployments completed over a 12 month period; 500,000 stock options if all Company's marketing objectives are met and the total realizable revenue over a 12 month period exceeds$1,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information known to us, as of December 31, 2006, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers, directors and key employees; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is care of CMC, 200-1311 Howe Street, Vancouver, British Columbia, Canada V6Z 2P3.

Percentage ownership in the following table is based on 117,232,572 shares of common stock outstanding as of December 31, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from December 31, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

	Basic	Options Vested
Name	Outstanding	(Unexercised)	Total	Percent of Class
Directors and Executive Officers:
Brent Richard Bysouth(1)	16,826,405	2,900,000	19,726,405	14.40%
Anthony J. Alda(2)	1,975,000	6,290,000	8,265,000	6.59%
Carl Segal	-	1,500,000	1,500,000	1.26%
Leslie J. Ames(3)	3,060,000	1,650,000	4,710,000	3.86%
William Kunzweiler	1,117,512	6,500,000	7,617,512	6.10%
Ricardo Rosado	3,035,667	1,400,000	4,435,667	3.65%
Michael Waage	1,350,000	847,500	2,197,500	1.84%
Melanie Thomson	425,000	362,500	787,500	0.67%
All directors and executive officers as a group (8 persons)	27,789,584	21,450,000	49,239,584	29.58%

(1) Phoenix Management Consulting Group Inc., a British Columbia, Canada corporation ("Phoenix"), owns 4,123,300 shares, and options to purchase 1,750,000 shares, of Registrant. Brent Bysouth owns 100% of Phoenix. Anthony J. Alda has an option until January 1, 2009 to purchase 80% of Phoenix for $1,000. Assuming this option will be exercised, currently Mr. Alda has voting control over 3,298,640 Registrant shares held by Phoenix, which is 80% of the 4,123,300 Registrant shares held by Phoenix. Additionally, Mr. Alda has an option to purchase 1,400,000 options held by Phoenix to purchase 1,750,000 shares of Registrant's shares, which is 80% of the options held by Phoenix. Mr. Bysouth has voting control over 824,660 Registrant shares held by Phoenix, which is 20% of the 4,123,300 Registrant shares held by Phoenix. Mr. Bysouth also owns 12,703,105 shares of Registrant directly.

(2) In addition to having voting control over 3,298,640 shares held by Phoenix, and the option to purchase 1,400,000 options held by Phoenix, Anthony J. Alda also has voting control over the following shares: 850,000 shares held by Anthony J. Alda in Trust for Brittany Billingsley; . Mr. Alda also owns 1,125,000 shares of Registrant directly.

(3) This includes 2,760,000 shares held by Leslie J. Ames Law Corporation.

DIRECTOR’S COMPENSANTION AND COMMITEES

We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of shares of common stock or options and reimbursement for reasonable out-of-pocket expenses in attending meetings. During the last completed fiscal year, no such stock grants were made to our directors.

We do not have an audit committee. Accordingly, we have not designated any director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission.

The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the entire Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law. . We believe that at this stage of our development the functions of a nominating committee are best performed by the current group of directors as a whole.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

EXECUTIVE COMPENSATION POLICIES

Compensation of our executives is intended to attract, retain and reward persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives' compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

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

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company has executed employment agreements with its Named executive officers. Below is a summary of the major terms of these employment agreements.

ANTHONY ALDA signed an employment agreement with CMC to act as its Chief Research & Development Officer. The agreement does not have a termination date. The major terms are as follows: base salary of $84,000 CAD per year and a monthly personal expense account of $2,000 CAD. On November 1, 2005, Mr. Alda elected to waive his monthly personal expense account as part of the restructuring of the Company. On May 24, 2002, Mr. Alda signed an employment agreement with CanOnline Global Media, Inc. ("CGMI") to serve in the roles of Chief Technology Architect, Chairman of the Board of Directors, President and Chief Executive Officer. The agreement was assumed by the Company on December 18, 2003 when CGMI became a subsidiary of the Company. Mr. Alda continues to act as Chief Technology Officer and a director of CGMI. The agreement does not have a termination date. The major terms are as follows: base salary $150,000 USD per year; monthly car allowance and expenses of approximately $1,225 USD; monthly personal expense account of $2,000 USD; annual vacation travel expense of $6,000 USD; relocation fees of $9,500 USD per month, if necessary. This agreement was voluntarily terminated on February 1, 2005. Mr. Alda continued to receive only his salary and monthly expenses while serving as President and Chief Executive Officer of the Company while a new management agreement was negotiated between Mr. Alda and the Board of Directors. On November 1, 2005, Mr. Alda elected to have his salary reduced to $90,000 USD per year and he also agreed to waive his monthly personal expense account as part of the restructuring of the Company. On November 30, 2005, the Board of Directors agreed to a three year employment agreement effective December 1, 2005, with Mr. Alda to continue to act as the Company's Chairman, Chief Technology Architect, President and Chief Executive Officer. This agreement provides for a salary of $150,000 USD per year and personal expenses of $2,000 USD per month, annual paid vacation of four weeks per year, and relocation fees, if necessary, at an amount to then be determined. The agreement may be immediately terminated by us, without cause and without advance notice; provided, however, that Mr. Alda receives a severance pay equal to the base salary through the remaining term of employment. In addition, all stock options, whether unvested or unexercised, will be immediately vested, and all unexercised options will be exercised at the price originally set for those options. Upon mutual agreement between Mr. Alda and the Board, the ownership and rights of any or all patents for inventions by Mr. Alda may be transferred to Mr. Alda in lieu of payment of severance. Upon termination with cause, Mr. Alda will have no rights to any unvested benefits or any other compensation or payments and shall only be entitled to such benefits and payment if both the Board and Mr. Alda sign a mutual general release of claims in a form mutually acceptable to both parties. The full salary and expense terms of this agreement will not take effect until the Company has sufficient funding to service those terms according to the agreement.

CARL SEGAL signed an employment agreement with NS8 on September 19, 2005 to act as its Executive Vice President, Media Distribution and Deployment. The agreement does not have a termination date. The agreement may be immediately terminated by us, without cause, provided that Mr. Segal receives three months severance pay, if terminated after one year from employment commencement. The major terms are as follows: base salary of $165,000 USD per year and a monthly business expense account of $1,500.00 USD; monthly car allowance and expenses of approximately $500.00 USD; travel reimbursement for necessary and reasonable business expenses (including air travel, car rental, and accommodation); and an annual vacation allotment of 15 days. Mr. Segal also has had 1,500,000 options granted to him which vest upon the achievement of certain milestones outlined within the employment agreement. He also has 1,000,000 bonus options which are granted and vested at such time as Mr. Segal achieves certain milestones outlined within the employment agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with William Kunzweiler

On May 13, 2005, a loan was received from William Kunzweiler, a director of ours, for $150,000. The loan was initially due on November 13, 2005 and bore interest at the rate of 7% per annum, but on December 13, 2005, the loan plus accrued interest was fully paid to William Kunzweiler.

On May 27, 2005, a loan was received for $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 27, 2005. The maturity date of the note was extended to March 27, 2007. During 2005 fiscal year $40,000 of principal was repaid on the note. As of January 31, 2007 there were no additional repayments of principal or accrued interest and the outstanding principal and accrued interest was $85,000 and $11,543, respectively.

On July 15, 2005, a loan was received for $125,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 15, 2006. The maturity date of the note was extended to March 27, 2007. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $125,000 and $13,545, respectively.

On July 29, 2005, a loan was received for $83,333. The note earns interest at 7% per annum, and the principal and any unpaid interest is due January 29, 2006. The maturity date of the note was extended to March 27, 2007. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $83,333 and $8,806, respectively.

On November 1, 2005, the Company entered into a promissory note agreement for gross proceeds of $65,000. The note earns interest at 7% per annum, and the principal and any unpaid interest is due November 1, 2007. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $65,000 and $5,684, respectively. On March 31, 2006, the Company entered into a promissory note agreement for gross proceeds of $42,808. The note earns interest at 6% per annum, and the principal and any unpaid interest is due on demand. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $42,808 and $2,153, respectively.

On October 31, 2006, the Company entered into a promissory note agreement for gross proceeds of $50,000. The note earns interest at 6% per annum, and the principal and any unpaid interest is due October 31, 2007. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $50,000 and $756, respectively.

Transactions with Martin Calvert

On May 13, 2004, a loan for $95,000 was received from Martin Calvert, then a director of the Company. . The loan was due on May 13, 2005 and bore interest at the rate of 8% per annum. On June 1, 2004, the loan plus accrued interest was fully repaid to Martin Calvert. Pursuant to the terms of the loan, upon its repayment, we issued to Martin Calvert warrants to purchase 47,500 shares of common stock at an exercise price equal to the market price of the shares on the date the warrants were issued with a term of two years from the date of issuance. On April 25, 2006 the Company's board of directors modified the warrant to extend the expiration date from April 25, 2006 to April 25, 2008. The warrants remain unexercised and have an exercise price of $0.61 per share.

On October 15, 2005, Martin Calvert, then a director of ours, loaned us $25,000. The loan is due on demand and bears interest at the rate of 7% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $25,000 and $2,273, respectively.

Transactions with Anthony Alda

On March 15, 2006, a loan for $80,000 was received from Anthony Alda, a CEO of the Company. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $80,000 and $4,235, respectively.

On March 20, 2006, a loan for $55,000 was received from Anthony Alda, a CEO of the Company. The loan is due on demand and bears interest at the rate of 6% per annum. During 2006, a total of principal of $8,000 was repaid and as of January 31, 2007 the outstanding principal and accrued interest was $47,000 and $2,584, respectively.

On March 27, 2006, a loan for $2,000 was received from Anthony Alda, a CEO of the Company. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $2,000 and $102, respectively.

On March 31, 2006, a loan for $10,000 was received from Anthony Alda, a CEO of the Company. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $10,000 and $503, respectively.

On April 13, 2006, a loan for $37,500 was received from Anthony Alda, a CEO of the Company. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $37,500 and $1,806, respectively.

Transactions with Brent Bysouth

On May 31, 2006, a loan for $367,500,000 was received from Phoenix Management Consulting Group Inc., 100% owned by Brent Bysouth, our co-founder, director and Chief Software Architect. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $367,500 and $36,851, respectively.

On July 14, 2006, a loan for $8,870 was received from Brent Bysouth, our co-founder, director and Chief Software Architect. The loan is due on demand and bears interest at the rate of 6% per annum. As of January 31, 2007 there were no repayments of principal or accrued interest and the outstanding principal and accrued interest was $8,870 and $293, respectively.

 Director Independence

We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors. Our Board of Directors intends to adopt standards similar to those of the American Stock Exchange to determine whether a director may be deemed to be independent. Under those standards we do not believe that we have any "independent" directors at the present time.

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

10.32	Amendment No. 1 to Securities Purchase Agreement between NS8 Corporation and Cornell Capital Partners, LP
10.33	Escrow Agreement dated as at February 7, 2006 between NS8 Corporation and Gallagher, Briody & Butler(8)
10.34	Amendment No. 1 to Securities Purchase Agreement dated as at February 7, 2006 between NS8 Corporation and Cornell Capital Partners, LP(8)
10.35	Mobile Content Distribution Agreement dated January 9, 2006 between NS8 Corporation and Acme Mobile PTE Ltd.(11)
10.36	Master Software License and Development Agreement dated April 12, 2006 between NS8 Corporation and True Digital Entertainment Company Limited.(10)
10.37	iWave IPTV VOD License Agreement dated June 1, 2005 between NS8 Corporation and ReelTime Infotainment Ltd(10).
10.38	Service Distribution Agreement dated June 8, 2006 between NS8 Corporation and Advanced Datanetwork Communications Co(10).
10.39	Content Supply Agreement dated June 8, 2006 between NS8 Corporation and Advanced Datanetwork Communications Co(10).
10.40	Accelerated Payment of $300,000 Agreement dated September 28, 2006 under November 10, 2005 Securities Purchase Agreement made between the Corporation and Cornell Capital(12).
10.41	Settlement Agreement dated August 14, 2006 between NS8 Corporation and Maximum Ventures Inc(12).
10.42	Employment Agreement of Carl Segal with NS8 Corporation(13).
10.43	Unsecured note to Cornell Capital in the amount of $550,000 dated March 30, 2007(14).
10.44	Warrant No. CCP-004 entitling Cornell Capital to purchase 250,000,000 common shares of the Company at an exercise price of $0.02 per share for a period of five years from March 30, 2007 (14).
10.45	Consulting Agreement of George O’Leary with NS8 Corporation (15)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

 (1)  Previously filed in Registrant's Form 8-K/A filed on January 31, 2004
 (2)  Previously filed in Registrant's Form SB-2 filed on December 26, 2001
 (3)  Previously filed in Registrant's Form 10-KSB for the year ended September 30, 2003 filed on January 1, 2004
 (4)  Previously filed in Registrant's Form SB-2 filed on December 12, 2005.
 (5)  Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2003 filed on April 15, 2004
 (6)  Previously filed in Registrant's Form 10-KSB for the year ended December 31, 2004 filed on April 5, 2005
 (7)  Previously filed in Registrant's Form 10-QSB for the quarter ended September 30, 2005 filed on November 22, 2005
 (8)  Previously filed in Registrant's Form 8-K filed on February 8, 2006.
 (9)  Previously filed in Registrant's Form 10-QSB/A for the quarter ended June 30, 2006 filed on September 12, 2006.
(10) Previously filed in Registrant's Form 10-QSB/A for the quarter ended June 30, 2006 filed on September 12, 2006.
(11) Previously filed in Registrant's Form 10-KSB for year ended December 31, 2005 filed on April 17, 2006.
(12) Previously filed in Registrant's Form SB-2/A filed on October 24, 2006.
(13) Previously filed in Registrant's Form SB-2/A filed on February 13, 2007.
(14) Previously filed in Registrant's Form 8-K filed on April 6, 2007.
    (15) Previously filed in Registrant’s Form 8-K on April 12, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were approximately $132,000 and $65,000, respectively.

(2) Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2006 and 2005.

(3) Tax Fees

The fees billed for professional services rendered by our principal accountant for the preparation of the registrant's tax returns, including tax planning for fiscal year 2006 and 2005 were approximately $2,500 and $3,000, respectively.

(4) All Other Fees

Not applicable.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by its principal accountant for fiscal years 2006 and 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NS8 CORPORATION
(Registrant)

Date: April 16, 2007	By:	/s/ Anthony J. Alda
Anthony J. Alda
CEO (Principal Executive officer)

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2007	By:	/s/ Anthony J. Alda
Anthony J. Alda
Chairman of the Board of Directors, President and CEO (Principal Executive Officer)

Date: April 16, 2007	By:	/s/ Ricardo Rosado
Ricardo Rosado
Chief Financial Officer, and Director (Principal Accounting Officer)

Date: April 16, 2007	By:	/s/ Michael W. Waage
Michael W. Waage
Director

Date: April 16, 2007	By:	/s/ Brent R. Bysouth
Brent R. Bysouth
Director

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS
December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
NS8 Corporation

We have audited the accompanying consolidated balance sheet of NS8 Corporation and subsidiaries (a development stage company) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the cumulative data from June 18, 1999 (inception) to December 31, 2004 in the consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows, which were audited by other auditors whose report dated March 31, 2005, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company's ability to continue as a going concern) have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from June 18, 1999 (inception) to December 31, 2004 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NS8 Corporation and subsidiaries (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended and for the period from June 18, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from operations since inception and has a deficit accumulated during the development stage at December 31, 2006. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/S/ KMJ CORBIN & COMPANY LLP Irvine, California April 16, 2007

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

December 31, 2006

Current assets
Cash	$96,669
Accounts receivable	21,829
Deferred professional services costs	74,063
Prepaid expenses and other current assets	68,278
Total current assets	260,839

Property and equipment, net	173,648
Capitalized software development costs, net	250,638
Other assets	9,671
Total assets	$694,796

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$401,896
Accrued payroll and related expenses	257,654
Accrued expenses	1,862,677
Deferred revenue	183,530
Line of credit	8,581
Notes payable	780,000
Due to shareholders and directors	4,029,189
Current portion of convertible debentures, net of debt discount of $31,341	868,759
Total current liabilities	8,392,286
Convertible debentures, net of current portion and debt discount of $996,092	1,983,349
Derivative liability	7,276,574
Accrued management fees	1,577,161
Total liabilities	19,229,370

Commitments and contingencies

Shareholders' deficit
Preferred stock, $0.0001 par value;
5,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $0.0001 par value;
750,000,000 shares authorized
117,232,572 shares issued and outstanding	11,723
Additional paid-in capital	9,809,947
Accumulated other comprehensive loss	(65,218)
Deficit accumulated during the development stage	(28,291,026)
Total shareholders' deficit	(18,534,574)
Total liabilities and shareholders' deficit	$694,796

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005 and
for the Period from June 18, 1999 (Inception) to December 31, 2006
	For the Year Ended		For the Period from June 18, 1999 (Inception) to
	December 31,		December 31,
	2006	2005	2006

Revenue:
License fees	$174,500	$-	$174,500
Professional services	43,849	-	43,849
Total revenue	218,349	-	218,349

Operating expenses:
Cost of professional services	187,786	-	187,786
General and administrative	3,564,640	6,982,118	22,757,032
Research and development	413,372	785,012	3,877,280
Total operating expenses	4,165,798	7,767,130	26,822,098
Loss from operations	(3,947,449)	(7,767,130)	(26,603,749)

Other income (expense):
Other income (expense)	5,690	(30,256)	31,623
Interest expense	(2,238,905)	(688,855)	(3,351,788)
Loss on extinguishment of debt	-	(2,250,000)	(2,250,000)
Change in fair value of derivative liability	(3,954,844)	4,148,850	3,882,888
Total other income (expense), net	(6,188,059)	1,179,739	(1,687,277)

Net loss	$(10,135,508)	$(6,587,391)	$(28,291,026)

Basic and diluted loss per common share	($0.09)	($0.07)
Weighted average common shares outstanding-basic and diluted	112,024,697	99,600,665

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2006 and 2005 and
for the Period from June 18, 1999 (Inception) to December 31, 2006

	For the Year Ended		For the Period from June 18, 1999 (Inception) to December 31, 2006
	December 31,
	2006	2005

Net loss	$(10,135,508)	$(6,587,391)	$(28,291,026)

Other comprehensive loss
Foreign currency translation loss	(11,879)	(9,078)	(65,218)

Comprehensive loss	$(10,147,387)	$(6,596,469)	$(28,356,244)

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Period from June 18, 1999 (inception) to December 31, 2006

					Accumulated	Deficit
					Other	Accumulated
			Additional		Comprehensive	during the
	Common Stock		Paid-In	Deferred	Income	Development
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Total

Balance, June 18, 1999 (inception)	-	$-	$-	$-	$-	$-	$-

Issuance of shares for cash	4,130,000	413	5,203	-	-	-	5,616
Conversion of debt to common stock	29,281,406	2,928	36,885	-	-	-	39,813
Net loss	-	-	-	-	-	(31,905)	(31,905)

Balance, December 31, 1999	33,411,406	3,341	42,088	-	-	(31,905)	13,524
Exercise of stock options	2,000,000	200	(200)	-	-	-	-
Options granted for services	-	-	3,400	-	-	-	3,400
Issuance of shares for services	20,000	2	1,018	-	-	-	1,020
Issuance of shares for cash	3,239,112	324	283,815	-	-	-	284,139
Issuance of shares for offering costs	150,000	15	22,485	-	-	-	22,500
Offering costs	-	-	(33,242)	-	-	-	(33,242)
Foreign exchange translation	-	-	-	-	(681)	-	(681)
Net loss	-	-	-	-	-	(232,829)	(232,829)

Balance, December 31, 2000	38,820,518	3,882	319,364	-	(681)	(264,734)	57,831
Conversion of debt to common stock	35,667	4	5,346	-	-	-	5,350
Exercise of options	450,000	45	(45)	-	-	-	-
Issuance of shares for service	50,000	5	195	-	-	-	200
Buy-back of shares	(1,025,000)	(103)	(2,559)	-	-	-	(2,662)
Foreign exchange translation	-	-	-	-	5,873	-	5,873
Net loss	-	-	-	-	-	(391,930)	(391,930)

Balance, December 31, 2001	38,331,185	3,833	322,301	-	5,192	(656,664)	(325,338)
Conversion of debt to common stock	7,923,448	793	151,507	-	-	-	152,300
Issuance of shares for employee compensation	2,310,000	231	80,619	(56,000)	-	-	(24,850)
Cancellation of shares	(1,000,000)	(100)	100	-			-
Foreign exchange translation	-	-	-	-	(2,518)	-	(2,518)
Net loss	-	-	-	-	-	(893,031)	(893,031)

Balance, December 31, 2002	47,564,633	4,757	554,527	(56,000)	2,674	(1,549,695)	(1,043,737)
Conversion of debt	12,385,714	1,239	684,782	-	-	-	686,021
Issuance of shares for cash	4,833,334	483	2,444,517	-	-	-	2,445,000
Issuance of shares for employee services	3,720,000	372	947,933	56,000	-	-	1,004,305
Issuance of shares for services	500,000	50	17,450	-	-	-	17,500
Issuance of shares to pre-reverse merger shareholders	15,250,000	1,525	(1,525)	-	-	-	-
Foreign exchange translation	-	-	-	-	(37,934)	-	(37,934)
Net loss	-	-	-	-	-	(3,925,394)	(3,925,394)

Balance, December 31, 2003	84,253,681	8,426	4,647,684	-	(35,260)	(5,475,089)	(854,239)
Issuance of shares for cash	597,544	60	399,940	-	-	-	400,000
Issuance of shares for services	525,170	52	546,947	-	-	-	546,999
Issuance of shares for offering costs	934,580	93	(93)	-	-	-	-
Offering costs	-	-	(21,000)	-	-	-	(21,000)
Compensation charge for warrants issued “in the money” to non-employees	-	-	20,000	-	-	-	20,000
Compensation charge for stock options issued “in-the money” to employees	-	-	110,100	-	-	-	110,100
Foreign exchange translation	-	-	(206)	-	(9,001)	-	(9,207)
Net loss	-	-	-	-	-	(6,093,038)	(6,093,038)

Balance, December 31, 2004	86,310,975	8,631	5,703,372	-	(44,261)	(11,568,127)	(5,900,385)
Issuance of shares for cash	6,451,704	645	669,753	-	-	-	670,398
Issuance of shares for conversion of promissory notes	8,940,724	894	1,399,106	-	-	-	1,400,000
Issuance of shares for conversion of convertible debt	8,680,187	868	524,032	-	-	-	524,900
Contribution of capital	-	-	34,386	-	-	-	34,386
Reclassification of derivative liability	-	-	149,971	-	-	-	149,971
Compensation charge for stock options issued "in the money" to employees	-	-	2,500	-	-	-	2,500
Foreign exchange translation	-	-	-	-	(9,078)	-	(9,078)
Net loss	-	-	-	-	-	(6,587,391)	(6,587,391)

Balance, December 31, 2005	110,383,590	11,038	8,483,120	-	(53,339)	(18,155,518)	(9,714,699)
Issuance of shares for conversion of convertible debt	6,848,982	685	258,304	-	-	-	258,989
Stock-based compensation	-	-	926,507	-	-	-	926,507
Reclassification of derivative liability	-	-	110,016	-	-	-	110,016
Compensation charge for warrants issued to consultants and non employees	-	-	32,000	-	-	-	32,000
Foreign exchange translation	-	-	-	-	(11,879)	-	(11,879)
Net loss	-	-	-	-	-	(10,135,508)	(10,135,508)

Balance, December 31, 2006	117,232,572	$11,723	$9,809,947	$-	$(65,218)	$(28,291,026)	$(18,534,574)

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005 and
for the Period from June 18, 1999 (Inception) to December 31, 2006
			For the Period from June 18, 1999 (Inception) to December 31,

	For the Year Ended
	December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(10,135,508)	$(6,587,391)	$(28,291,026)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization of property and equipment	62,376	65,764	223,534
Depreciation and amortization of capitalized software development costs	22,785	-	22,785
Amortization of prepaid consulting services	-	3,098,622	3,098,622
Compensation charge for
in-the-money stock options	-	2,500	112,600
Provision for uncollectible note receivable	-	25,000	25,000
Compensation charge for
in-the-money warrants	-	-	20,000
Amortization of debt discount related to
notes payable	-	9,894	127,032
Amortization of debt discount related to
convertible debentures	676,525	254,326	1,020,138
Issuance of stock for services	-	-	565,720
Issuance of stock for compensation	-	-	1,029,155
Estimated fair value of warrants granted
for services	32,000	-	5,756,021
Estimated fair value of options granted
to employees	926,507	-	926,507
Estimated fair value of options granted
for services	-	375,000	1,274,400
Loss on extinguishment of debt	-	2,250,000	2,250,000
Change in fair value of derivative liability	3,954,844	(4,148,850)	(3,882,888)
(Increase) decrease in:
Accounts receivable	(21,829)	-	(21,829)
Prepaid expenses and other
current assets	31,492	(13,966)	(3,200,132)
Deferred professional services costs	(74,063)	-	(74,063)
Other assets	(1,441)	(8,230)	(9,671)
Accounts payable and accrued expenses	1,851,700	571,198	2,805,051
Deferred revenue	183,530	-	183,530
Accrued payroll and related expenses	209,737	(69,942)	1,868,047

Net cash used in operating activities	(2,281,345)	(4,176,075)	(14,171,467)

Cash flows from investing activities:
Issuance of note receivable	-	(200,000)	(200,000)
Collections on note receivable	25,000	150,000	175,000
Purchase of property and equipment	(26,563)	(100,830)	(348,161)
Capitalized software development costs	(273,423)	-	(273,423)

Net cash used in investing activities	(274,986)	(150,830)	(646,584)

Cash flows from financing activities:
Proceeds from line of credit, net	8,581	-	8,581
Proceeds from notes payable	250,000	175,000	750,000
Proceeds from contribution of capital	-	34,386	34,386
Payments on convertible debentures	-	-	(400,000)
Proceeds from convertible debentures	300,000	1,000,000	3,400,000
Proceeds from issuance of common
stock	-	670,398	3,827,652
Payments on notes payable due to
shareholders and directors	(8,500)	(190,000)	(763,861)
Proceeds from notes payable due to shareholders and directors	2,111,296	1,100,366	8,229,312
Payments for redemption of shares	-	-	(2,662)
Offering costs	-	-	(54,242)
Payments on capital lease obligations	(5,334)	(7,371)	(44,780)

Net cash provided by financing activities	2,656,043	2,782,779	14,984,386

Effect of exchange rate changes
on cash	(11,879)	(9,078)	(69,666)
Net increase (decrease) in cash	87,833	(1,553,204)	96,669

Cash, beginning of period	8,836	1,562,040	-

Cash, end of period	$96,669	$8,836	$96,669

Supplemental disclosures of cash flow information:

Interest paid	$29,740	$5,334

Supplemental schedule of non-cash investing
and financing activities:

Estimated fair value of discount on
convertible debenture	$119,000	$1,500,000
Estimated fair value of debt-related derivative
liabilities reclassified from liabilities to additional
paid-in capital	$110,016	$149,971
Value of notes payable - shareholders and accrued interest
converted into convertible debentures	$-	$1,863,430
Conversion of notes payable - shareholders
into common shares	$-	$1,400,000
Conversion of convertible debentures
into common shares	$258,989	$524,900
Reclassification of accrued interest to notes
payable	$246,027	$-
Reclassification of accrued management fees to
other long term liabilities	$1,577,161	$-

See report of independent registered public accounting firm and accompanying notes to these consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ended December 31, 2006 and 2005, the Company incurred net losses of $10,135,508 and $6,587,391, respectively, and had negative cash flows from operations of $2,281,345 and $4,176,075, respectively. In addition, the Company had a deficit accumulated during the development stage of $28,291,026 at December 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ended December 31, 2007 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s management is currently involved in negotiations to secure potential capital financing to fund the Company’s ongoing operations and commercialization of its products and services.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of NS8 and its wholly-owned subsidiaries, CGMI and CMC. All significant inter-company accounts and transactions are eliminated in consolidation.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establishing a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss includes foreign currency translation adjustments which are excluded from net loss and are reported as a separate component of shareholders' deficit as accumulated other comprehensive loss.

Property and Equipment

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for the Company's products or services, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit, notes payable and amounts due to shareholders and directors. The fair value of these financial instruments is representative of their carrying amounts due to their short maturities. The amounts owed on its line of credit also approximate fair value because current interest rates and terms offered to the Company are at current market rates. The Company cannot determine the estimated fair value of the convertible debentures as instruments similar to the convertible debentures could not be found.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in May and June 2004 and November 2005 (see Note 12), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is liable for certain penalties which would require the Company to issue certain holders of convertible notes an amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. The required registration statement was declared effective on February 14, 2007 and the penalty ceased accruing. The Company has recorded interest expense related to accrued penalties of $863,967 for the period from January 1, 2006 through December 31, 2006, which is included in accrued expenses in the Company's consolidated balance sheet, and $105,125 from January 1 2007 to February 14, 2007.

During the years ended December 31, 2006 and 2005, the Company recognized other expense of $3,954,844 and other income of $4,148,850, respectively, related to recording the derivative liability at fair value. At December 31, 2006, the derivative liability balance was $7,276,574.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the years ended December 31, 2006 and 2005: dividend yield of 0%; annual volatility of 236% and 219%, respectively; and risk free interest rates ranging from 3.14% to 5% (2006) and 3.32% to 4.30% (2005).

The following table summarizes the activity related to the derivative liability during the year ended December 31, 2006:

Derivative liability at the beginning of the year	$3,312,746
Derivative liability added during the year	119,000
Reclassification of derivative liability	(110,016)
Change in fair value of derivative liability	3,954,844
Total derivative liability at the end of the year	$7,276,574

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2006 and 2005, advertising costs were approximately $92,000 and $94,000, respectively.

Software Development Costs

Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes the costs associated with internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over the estimated life of the software product using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized cost of a computer software product exceeds its net realizable value is written off.

Capitalization of software development costs begins upon the establishment of technological feasibility of its products. In the past, the Company did not capitalize any software and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that certain of its software applications reached technological feasibility. As a result, the Company capitalized related software development costs incurred since then totaling $273,423. The amortization of capitalized software development costs began in the fourth quarter of 2006 using the straight-line method over the estimated product life of 1.5 years and amounted to $22,785 during 2006.

Revenue Recognition

The Company recognizes revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenue recognition requirements in the software industry are very complex and are subject to change. The Company generally recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Maintenance and training services to its customers are generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.

Revenues from licensing the Company's software are generated from licensing agreements primarily with Video-On-Demand ("VOD") distributors that generally pay a per-unit royalty fee. Consequently, the Company recognizes revenue from these licensing agreements on an as-earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies on working relationships with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accruals.

If the Company changes any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period. Amounts for fees collected relating to arrangements where revenue cannot be recognized are reflected on the Company's consolidated balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Recoverability of Deferred Costs.

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focuses on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies" ("SAB No. 107") relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, " Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company's consolidated statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant.  Option-based employee compensation cost was recognized in the consolidated statement of operations for the year ended December 31, 2005, for any options granted under these plans that had an exercise price less than the fair market value of the underlying common stock on the date of grant, which totaled $2,500 for the year ended December 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 3% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for 2006 was five years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Issuance of Stock for Non-cash Consideration

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

Net Loss Per Common Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures. Potentially dilutive shares are excluded from the computation if their effect is antidilutive.

At December 31, 2006 and 2005 the outstanding potentially dilutive common shares totaled approximately 79,856,000 and 81,595,000, respectively.

However, as the Company incurred net losses for the years ended December 31, 2006 and 2005, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

The following table sets forth for all periods presented the computation of basic and diluted net loss per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2006	2005
Basic loss per share:
Net income loss	$(10,135,508)	$(6,587,591)

Weighted-average common shares outstanding, basic	112,024,697	99,600,665

Basic income loss per share	$(0.09)	$(0.07)

Patent Expenses

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of deferred professional services costs, recoverability of property and equipment, capitalized software development costs and valuation of stock-based compensation, warrants, derivative liabilities and deferred taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company places its cash with high credit, quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.
For the fiscal year ended December 31, 2006, two customers accounted for 90% and 10% of net sales and one customer for 98% of accounts receivable. The Company's sales are mainly to customers in Thailand and Australia.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the Securities and Exchange Commission published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The interpretations in this SAB are being issued to address diversity in practice in quantifying consolidated financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance applies to the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB released SFAS No. 157, “Fair Value Measurements”. This statement defines fair value in GAAP, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB No. 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

As consideration for the Option, the Company advanced a Term Loan (the "Loan") in the amount of $200,000 to Long Distance Billing Services, Inc., a wholly-owned subsidiary of ezTel ("LDBS") pursuant to a Promissory Note, Security Agreement and Deed of Covenants all dated February 3, 2005. The Loan was in the principal amount of $200,000, contained customary events of default and provided for an annual rate of interest equal to 12%. The entire principal balance and accrued interest on the Loan was due and payable on August 1, 2005. On February 22, 2005, LDBS filed for protection under Chapter 11 of the Bankruptcy Code. During 2005 the Company collected $150,000 of the Loan. During the first quarter of 2006, the Company received a final installment of $25,000 from a third-party in consideration of the assignment of its security interest in LDBS. The Company recorded a bad debt provision of $25,000 during the year ended December 31, 2005 for the remaining balance of the Loan that was determined to be uncollectible.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

December 31, 2006

Computer equipment and software	$228,301
Furniture and equipment	125,456
Leasehold improvements	13,528
367,285
Less accumulated depreciation and amortization	(193,637)
Total	$173,648

Depreciation and amortization expense was $62,376, $65,764, and $223,534 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively.

NOTE 6 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs at December 31, 2006 consisted of the following:

December 31, 2006

Capitalized software development costs	$273,423
Less accumulated amortization	(22,785)
Total	$250,638

Amortization expense for capitalized software development costs was $22,785, $0, and $22,785 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively.

NOTE 7 - LINE OF CREDIT

The Company has a revolving unsecured line of credit of $10,000 CND. The interest rate is 9% per annum. As at December 31, 2006, the Company has borrowed the maximum amount allowed under the line of credit, which was $8,581 USD.

NOTE 8 - ACCRUED EXPENSES

The accrued expenses as of December 31, 2006 consisted of the following:

December 31, 2006

Interest on notes payable	$88,148
Interest on amounts due to shareholders and directors	211,360
Interest on convertible debentures	483,215
Penalties on convertible debentures	863,967
Accrued consulting fees	137,752
Other	78,235
Total	$1,862,677

See Notes 10, 11 and 12 for details on interest expense recognized during the years ended December 31, 2006 and 2005.

NOTE 9 - ACCRUED MANAGEMENT FEES

On September 30, 2006, certain individuals elected to defer the payment of the outstanding management fees owed to them by the Company. The management fees will be deferred to April 1, 2008 and such deferral does not restrict or prevent the Company from repaying the management fees when and if sufficient funds become available to the Company. As a result of this deferral the Company reclassified $1,577,161 from accrued payroll and related expenses to accrued management fees on the accompanying consolidated balance sheet.  The Company has once outstanding agreement, which provides for a salary of $150,000 USD per year and personal expenses of $2,000 USD per month, annual paid vacation of four weeks per year, and relocation fees, if necessary, at an amount to then be determined. The agreement may be immediately terminated by the Company, without cause and without advance notice.

NOTE 10 - NOTES PAYABLE

Amounts due under notes payable as of December 31, 2006 include the following:

•	Unsecured promissory notes for principal of $275,000. The notes bear interest at 7% per annum and are payable on demand.

•	Unsecured promissory note for principal of $150,000. The note bears interest at 7% per annum, and the principal and any unpaid interest are payable on August 16, 2007.

•	Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest are payable on July 1, 2007.

•	Unsecured short term loans for principal of $255,000. The loans bear interest at 8% per annum, and are payable on demand.

Interest expense was $38,244, $32,332 and $105,254 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively. Accrued interest on the notes was $88,148 at December 31, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to shareholders and directors

Due to shareholders and directors at December 31, 2006 consisted of loans from several shareholders and directors to finance the Company's operations and during 2006 the Company repaid $8,500 of principal. At December 31, 2006, the balance due amounted to $4,029,189. Various due dates and interest rates are stated below for the amounts due at December 31, 2006:

During the three months ended December 31, 2006, the Company borrowed and aggregate of $709,499 from various shareholders for notes with original principal balances ranging between $50,000 and $130,901. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand except for the note made out to William Kunzweiler on Oct 31, 2006 for $50,000 in which the principal and any unpaid interest are payable on Oct 31, 2007.

During the three months ended September 30, 2006, the Company borrowed an aggregate of $225,761 from various shareholders for notes with original principal balances ranging between $8,870 and $51,071. All of the notes bear interest at a rate of 6% per annum and the principal and any unpaid interest are payable on demand.

During the three months ended June 30, 2006, the Company borrowed an aggregate of $662,500 from various shareholders for notes with original balances ranging between $37,500 and $367,500. The notes bear interest at 6% and are due on demand.

During the three months ended March 31, 2006, the Company borrowed an aggregate of $506,217 from various shareholders for notes with original principal balances ranging between $2,000 and $125,000. The notes bear interest at rates ranging between 6% and 7% and are due on demand.

Between May and November 2005, the Company borrowed an aggregate $598,333 from various shareholders for notes with original principal balances ranging between $25,000 and $150,000. During 2005 the Company repaid $190,000 of principal. All of the notes bear interest at a rate of 7% per annum and are due on demand.

On April 1, 2006, notes owed to various shareholders in the aggregate principal amount of $1,300,000 that had originally been borrowed between March and October 2004 with original principal balances ranging between $150,000 and $250,000 were transferred to another shareholder and replaced by new notes. All of the new notes bear interest at a rate of 10% per annum and are due on demand. The aggregate principal amount of the new notes is $1,515,884, which includes $215,884 of accrued interest. Provided that upon repayment of the $250,000 loan owed under the original note issued on March 11, 2004, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and will be recognized as interest expense over the period until the note matures or is converted. In addition, under the provisions of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability and is recorded in the accompanying consolidated balance sheet (see Note 3).

During fiscal 2006 and 2005 the Company borrowed $7,319 and $2,033, respectively, from a director. Both amounts are unsecured, non-interest bearing, due on demand and not evidenced by promissory notes.

Interest expense on amounts due to shareholders was $236,938, $375,346, and $708,011 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively. Accrued interest on the notes was $211,360 at December 31, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 12 - CONVERTIBLE DEBENTURES

2004 Debentures

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

The secured debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of:

•	120% of the closing bid price of the common stock as of the closing date, or
•	80% of the lowest closing bid price of the common stock during the five trading days immediately preceding the conversion date.

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

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrants have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time. In connection with the issuance of the 2004 Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon issuance of convertible debenture. The Company is amortizing the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures.

On December 22, 2006, Cornell Capital converted $75,000 of debt into 1,008,065 shares of restricted common stock. As a result of this conversion, the Company reclassified $21,429 of derivative liability to additional paid-in capital.

On December 31, 2006, the outstanding principal balance of the 2004 Debentures was $900,100, less the remaining debt discount of $31,341. The Company recognized interest expense of $95,284 and $212,659 in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is $257,171 at December 31, 2006 and is included in the accompanying consolidated balance sheet.

2005 Debentures

On November 14, 2005, the Company issued two new convertible debentures to Cornell Capital. One debenture replaced previously issued promissory notes in the amount of $1,863,430, which represented unconverted principal of $1,600,000, plus accrued interest.

The second debenture was for $500,000, which was new financing, less fees and expenses payable to Cornell Capital. On December 8, 2005, the Company issued a third debenture to Cornell Capital in the amount of $500,000 which also represented new financing for the Company, less fees and expenses in the amount of $145,000 which was included in the debt discount. The last secured convertible debenture in the principal amount of $300,000, less fees and expenses of $30,000, which was included in the debt discount, was closed on September 28, 2006. These debentures will collectively be referred to as the "2005 Debentures." The 2005 Debentures carry an interest rate of 10% per annum, mature on November 14, 2008, except for $300,000 which matures on September 28, 2009, and are secured by all of the assets of the company. and are secured by all of the assets of the company.

The secured debentures are convertible into Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to the lower of:

•	$0.075 per share, or
•	90% of the average of the three lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion date.

The Company has also issued warrants to Cornell Capital to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at fair value in the accompanying consolidated balance sheet.

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

In connection with the issuance of the 2005 Debentures, the Company recorded an aggregate debt discount of $1,619,000, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. $119,000 of the recorded discount relates to $300,000 borrowing received in September 2006. The Company is amortizing the discount using the effective interest method through November 2008. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the 2005 Debentures.

On September 21, 2006 Cornell Capital, converted $183,989 of debt to 5,840,917 shares of restricted common stock. As a result of this conversion, the Company has recorded $88,587 of derivative liability as additional paid-in capital.

On December 31, 2006, the outstanding principal balance of the 2005 Debentures was $2,979,441, less the remaining debt discount of $996,092. The Company recognized interest expense of $581,241 and $41,667 in the accompanying consolidated statements of operations for the year ended December 31, 2006 and 2005, respectively, related to the amortization of the debt discount.

Interest expense on the principal balance of 2004 and 2005 convertible debentures was $344,442, $393,099 and $906,722 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively. Accrued interest on the convertible debentures was $483,215 at December 31, 2006 and is included in accrued expenses in the accompanying consolidated balance sheet (see Note 8).

Future minimum payments under these debentures at December 31, 2006 were as follows:

Year Ending December 31,
2007	$900,100
2008	2,679,441
2009	300,000

Total principal	3,879,541
Less discount	(1,027,433)
Convertible debentures, net	$2,852,108

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its facilities under various non-cancelable operating leases, which require monthly payments ranging from $2,040 to $8,230 and expire through December 2008.

Future minimum lease payments under these non-cancelable operating lease obligations at December 31, 2006 were as follows:

Year Ending December 31,
2007	$258,000
2008	122,000

Total future minimum lease payments	$380,000

Rent expense was $174,709, $230,570, and $733,275 for the years ended December 31, 2006 and 2005 and the period from June 18, 1999 (inception) to December 31, 2006, respectively.

Employment Agreements and Employee Resignations

On January 10, 2005, as part of a corporate reorganization the Company terminated the Senior Vice President, Global Sales and Marketing of NS8 and CanOnline Global Media Inc. In addition, the individual was also given notice of termination as a Director of CanOnline Global Media Inc.; however, the individual will continue to act as a Director of the Company. As a consequence of the termination, the Company agreed to pay two and one-half months of severance totaling $16,250 and the cost of continuing his employee benefits until March 31, 2005. In addition, the individual received options to purchase 97,500 immediately exercisable shares of the Company's common stock at an exercise price of $0.20 per share.

On January 21, 2005 the Chief Scientist of the Company resigned. As a consequence of the resignation, the Company agreed to pay one and one-half months of severance totaling $22,500, and the cost of continuing his employee benefits until March 31, 2005. The employee retained his 2,000,000 stock options for the full amount of the remaining term in accordance with the Stock Option Agreement. As a result of this modification, the options were remeasured at December 31, 2005. The Company did not record any adjustments as a result of the modification.

On February 18, 2005 the Chief Marketing Officer of the Company resigned. As a consequence of the resignation, the Company agreed to pay one month of severance totaling $10,417, and continuation of employee benefits until March 31, 2005. The stock option agreement received by the employee on February 20, 2004 for 1,500,000 stock options was rescinded and replaced with a new stock option agreement for 525,000 immediately exercisable options at an exercise price of $0.22 per share. As a result of this modification, the options were remeasured at December 31, 2005. The Company did not record any adjustments as a result of the modification.

Litigation

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against the Company in March 2007 in connection with a certain settlement agreement made between MVI and the Company on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties advisory agreement, reported on our consolidated balance sheet (see Note 8). The exchange was based on the market value of the common shares as of the date of the settlement agreement.

Management is taking action to resolve this claim before the litigation proceeds past the stage of the initial pleadings.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of any such matter will have a material effect on the Company's consolidated financial position or results of operations.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 14 - SHAREHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at December 31, 2006.

Common Stock

Included in the Company's issued and outstanding shares of common stock are 7,100,722 shares issued in connection with the reverse acquisition (see Note 1) that have not been exchanged for shares of the Company.

During the year ended December 31, 2006, the Company completed the following transactions:

•
During September 2006 through December 2006, the Company issued 6,848,982 shares of common stock to Cornell Capital for the conversion of convertible debentures in the amount of $258,989 at per share prices ranging from $0.03 to $0.07. In connection with the conversion of convertible debentures, $110,016 of the derivative liability related to the conversion feature was recorded as additional paid-in capital (see Note 12).

•
On August 14, 2006, the Company entered into an agreement with MVI to issue 1,721,902 shares, valued at $137,752, based on the closing market price on the measurement date, to settle all liabilities in consideration of the terms and conditions contained in original consulting agreement dated as of May 18, 2004 whereby MVI was to provide advisory services in connection with potential financing by or of the Company. The advisory fees to be settled with stock relate to new convertible debentures issued to Cornell Capital in November 2005 (see Note 12). Due to delays in the Company’s registration statement the shares have not been issued and the Company accrued $137,752 of consulting expenses in the accompanying consolidated balance sheet (see Note 8).

•
On March 7, 2006, the Company issued warrants, which vested upon grant, to purchase 200,000 shares of common stock in connection with a public relations agreement entered during the year. The warrants are exercisable over a five year period at a price of $0.16 per share. The Company recorded a consulting expense of $32,000 for the estimated fair value of the warrants based on the Black-Scholes option pricing model.

•	On January 11, 2006, the Company issued 25,000 options to purchase common shares to an employee. The options had an exercise price of $0.09 and were cancelled unvested upon employee termination.

During the year ended December 31, 2005, the Company completed the following transactions:

•
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

•
During March 2005 and September 2005, the Company issued 6,451,704 shares of common stock for cash totaling $670,398 at per share prices ranging from $0.07 to $0.28. Offering costs were not incurred with these transactions.

•
During January 2005 and July 2005, the Company issued 8,940,724 shares of common stock to Cornell Capital for the conversion of promissory notes payable in the amount of $1,400,000 at per share prices ranging from $0.07 to $0.31.

•
During February 2005 through October 2005, the Company issued 8,680,187 shares of common stock to Cornell Capital for the conversion of convertible debentures in the amount of $524,900 at per share prices ranging from $0.04 to $0.14. In connection with the conversion of convertible debentures, $149,971 of the derivative liability related to the conversion feature was recorded as additional paid-in capital.

•	During the year one of the Company's officers contributed capital of $34,386.

•	The Company recorded expense and additional paid-in capital of $2,500 related to stock options granted at an exercise price less than the fair market price on that date to employees.

        During the year ended December 31, 2004, the Company completed the following transactions:

•
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

•	In November 2004, the Company issued 5,597,544 common shares to Cornell Capital through the SEDA Agreement valued at $400,000.

•	In October 2004, the Company issued 500,000 common shares to MVI in connection with financial advisory services rendered valued at $510,000.

•
In January and February 2004, the Company entered into employment agreements with its President and its Chief Marketing Officer at annual salaries of $180,000 and $125,000, respectively. In addition, each officer was granted 2,000,000 restricted, unregistered shares of common stock and options to purchase 2,000,000 and 1,500,000 shares of common stock, respectively, at exercise prices equal to the Company's stock price on the date of the employment agreement. Also, the stock vests over one year from the date of employment agreements. The Company recorded deferred compensation of $5,460,000 for the value of the shares. In November 2004, the employees voluntarily forfeited their stock grants, 4,000,000 shares were returned to the Company.

•	Issued 25,170 shares of common stock to a third party for services rendered valued at $37,000.

•	Recorded compensation cost of $110,100 for the value of stock options granted to employees at exercise prices less than the Company's stock price on the date of grant.

During the year ended December 31, 2003, the Company completed the following transactions:

•	Issued 2,100,000 shares of common stock for cash totaling $495,000. Offering costs were not incurred in connection with this transaction.

•
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

•
Issued 400,000 shares of common stock for cash proceeds of $200,000. This offering was conducted pursuant to Regulation D as adopted by the Securities and Exchange Commission pursuant to the Securities Act of 1933.

•
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

•	Issued 500,000 shares of common stock to a third party for services rendered valued at $17,500.

•	Issued 12,385,714 shares of common stock for the conversion of loans from officers/shareholders and accrued interest payable totaling $686,021.

During the year ended December 31, 2002, the Company completed the following transactions:

•	Issued 7,923,448 shares of common stock for the conversion of a note payable of $152,300.

•
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

•	Canceled 1,000,000 shares of common stock that were transferred to a Board advisor as a result of terminating this individual's position on the Board.

During the year ended December 31, 2001, the Company completed the following transactions:

•	Issued 50,000 shares of common stock to a third party for services rendered valued at $200.

•	Issued 35,667 shares of common stock for the conversion of a note payable of $5,350.

•	Redeemed 1,025,000 shares of common stock in exchange for $2,662.

•	Issued 450,000 shares of common stock upon the exercise of stock options on a cashless basis.

        During the year ended December 31, 2000, the Company completed the following transactions:

•	Issued 20,000 shares of common stock to a third party for services rendered valued at $1,020.

•	Issued 2,000,000 shares of common stock upon the exercise of stock options on a cashless basis.

•	Granted 500,000 stock options as payment for services rendered by third parties valued at $3,400.

•
Issued 3,239,112 shares of common stock for cash totaling $284,139. Offering costs consisting of cash of $10,742 and 150,000 shares of common stock valued at $22,500 were incurred in connection with these transactions.

During the period from June 18, 1999 (inception) to December 31, 1999, the Company completed the following transactions:

•	Issued 29,281,406 shares of common stock for the conversion of notes payable to officers of $39,813.

•	Issued 4,130,000 shares of common stock for cash totaling $5,616. Offering costs were not incurred in connection with this transaction.

Stock-Based Compensation

2001 Stock Option Plan

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

In March 2005, the 2004 Plan was amended to clarify the continuous employment requirements of the vesting schedule of the Company's stock options and to provide for a standardized stock option exercise form to be used by optionees wishing to exercise vested stock options. If no vesting schedule is specified at the time of the grant, the options vest in full over the course of two years from the date of grant as follows: 25% vest six months from the date of grant and 75% vest pro rata monthly over eighteen months.

A summary of option activity as of December 31, 2006, and changes during the years ended December 31, 2006 and 2005 is presented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Options		Price	Life	Value
Outstanding at January 1, 2005	23,176,114		$0.38
Granted	11,317,875		0.09
Exercised	-		-
Forfeited or expired	(3,055,662)		1.19
Outstanding at December 31, 2005	31,438,327		$0.22

Granted	25,000	(1)	0.09
Exercised	-		-
Forfeited or expired	(964,975)		0.15
Outstanding at December 31, 2006	30,498,352		$0.21	2.8	$2,145,721

Exercisable	29,724,042		$0.21	2.8	$2,140,682
Options vested or expected to vest	30,475,123		$0.21	2.8	$2,145,721

Notes:

(1) On January 11, 2006, the Company issued 25,000 options to purchase common shares to an employee. The options had an exercise price of $0.09 and were cancelled unvested upon employee termination. There were no other option grants during the year.

The estimated fair value of stock options granted in 2006 and 2005 was derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of the Company’s stock over a period equal to the expected term. The Company uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the average assumptions used in the pricing model during the following years:

	Year Ended December 31,
	2006	2005
Expected lives in years	5	5
Risk free interest rates	4.8%	4.3%
Volatility	236%	219%
Dividend yield	0%	0%

For the year ended December 31, 2006, the Company recognized compensation expense of $926,507, comprised of compensation expense related to employees of $730,503 and non-employees of $196,004, which is included in general and administrative expenses in the accompanying consolidated statement of operations, as a result of the adoption of SFAS 123(R). As of December 31, 2006, the total compensation expense related to non-vested awards not yet recognized is insignificant.

The effect of the change in applying the provisions of SFAS 123(R) resulted in increasing net loss and basic and diluted loss per share as follows:

	SFAS 123(R)	APB 25
Loss before income taxes	$(10,135,508)	$(9,405,005)
Net loss	$(10,135,508)	$(9,405,005)
Basic and diluted net loss per share	$(0.09)	$(0.08)

Pro Forma Information for Periods Prior to 2006

In periods prior to the year ended December 31, 2006, the Company followed the disclosure-only provisions of SFAS 123 (see Note 3). The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options granted during the period:

2005

Net loss, as reported	$(6,587,391)
Add stock based compensation expense included in net loss	2,500
Deduct: Pro forma stock option compensation expense for stock
options granted using a fair value method	(1,055,291)
Pro forma net loss	$(7,640,182)
Basic net loss per common share:
Basic and diluted - as reported	$(0.07)
Basic and diluted - pro forma	$(0.08)

Accuracy of Fair Value Estimates

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

Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Warrants

On April 25, 2006 and June 1, 2006, the Company's board of directors modified certain warrants to extend the expiration dates from April 25, 2006 to April 25, 2008 and from June 1, 2006 to June 1, 2008, respectively,. The value of these warrant modifications, as determined using the Black-Scholes valuation model, was $17,150 (which is the difference between the value of the original warrants immediately prior to the modification and the value of the extended warrants). In connection with this modification, the warrant holders did not provide any additional stated or unstated rights, privileges, or agreements to the Company. Accordingly, this transaction has been reflected in change in fair value of derivative liability in the accompanying consolidated statement of operations.

On March 7, 2006, the Company entered into a public relations agreement with Rubenstein Investor Relations Inc. ("RIR") based in New York. RIR specializes in introducing and positioning small-and mid cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the Company executes its business plan. Upon the execution of the agreement, NS8 issued to RIR and certain of its associates warrants, which vested upon grant, to purchase 200,000 shares of common stock. The warrants are exercisable over a five year period at a price of $0.16 per share. The Company recorded consulting expense of $32,000 for the year ended December 31, 2006.

The following summarizes the warrant transactions. See additional discussion of warrants throughout the notes to the consolidated financial statements:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1, 2006	32,712,001	$0.19	9,112,001	$0.61
Granted	200,000	0.16	25,000,000	0.06
Expired	(100,000)	0.61	(1,400,000)	0.61
Exercised	-	-	-	-
Outstanding and exercisable at December 31, 2006	32,812,001	$0.19	32,712,001	$0.19
Weighted average fair value of warrants issued		$0.16		$0.09

	Warrants Outstanding and exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of		Contractual	Exercise
Exercise Prices	Warrants	Life (Years)	Price
$.05 to $.16	25,200,000	4.1	$0.06
$0.61	7,612,001	1.8	0.61
	32,812,001	2.8	$0.19

NOTE 15 - INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006 and 2005 as follows

	2006	2005

Statutory federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)
Change in valuation allowance	43.0	42.0
Other	(3.0)	(2.0)
Total	-%	-%

The components of the deferred income tax assets (liabilities) at December 31, 2006 were as follows:

2006
Net operating loss carry-forwards	$11,330,000
Derivative liabilities	1,345,000
Accrued payroll	661,000
13,336,000
Valuation allowance	(13,336,000)
Total	$-

The valuation allowance increased by approximately $4,326,000 during the year ended December 31, 2006. As of December 31, 2006, the Company had net operating loss carryforwards of approximately $29,056,000. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

NOTE 16 - CONTRACTS

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

During September 2004, the Company entered into a Letter of Understanding with Lifelong Educational Properties Inc. ("LEAP"). LEAP agreed to assist the Company with the marketing and sales of the Company's products in certain countries in Europe, Asia and Latin America. The term of the agreement was two years, and was to continue thereafter until terminated by either party on 90 days notice. In consideration for LEAP's services, the Company was to pay LEAP $20,000 per month, $10,000 in cash and $10,000 as an accrual of debt. The debt accrual was to be paid when the Company has adequate capital from revenues or financing transactions. At the election of LEAP, the debt accrual may be paid with Company common stock. LEAP was to earn commissions of 7% of sales it completes and 5% of compensation realized from strategic partnerships it arranges. The Company also issued to LEAP warrants to purchase 2,000,000 shares of the Company's common stock. The exercise price is $1.03 per share for 1,000,000 of the warrants and $1.13 per share for the other 1,000,000 warrants. The warrants were issued on October 7, 2004, and have a term of five years. The warrants were determined to have a value of $1,590,000 using the Black-Scholes option pricing model and are included in derivative liability at the fair value (see Note 3) in the accompanying balance sheet. During December 2004, due to fluctuations in the price of the Company's common stock all warrants outstanding were re-priced to an exercise price of $0.61 per share. The Company did not record any adjustments to consulting expense as a result of the warrant re-pricing. The Company recorded expense of approximately $1,390,000 and $200,000 in the years ended December 31, 2005 and 2004, respectively. The LEAP agreement was terminated by the Company in 2005.

NOTE 17 - SUBSEQUENT EVENTS

Notes Payable

Between January and April 16, 2007, the Company borrowed $276,200 from various shareholders for notes with original principal balances ranging between $127,800 and $148,400. All of the notes bear interest at a rate of 6% per annum and are due on demand.

On January 31, 2007, the Company transferred a promissory note from Ming Capital Enterprises Ltd. to Epsilon Partners Ltd. in the amount of $107,000, which includes principal and accrued interest at an interest rate of 7% per annum.

Note and Warrant to Shareholder

The Company’s management is currently finalizing capital financing with Cornell Capital Partners, L. P. to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation to purchase convertible debentures in connection with each closing will be subject to the satisfaction of certain conditions and the achievement of specific milestones, which are currently being finalized. On March 30, 2007, in consideration of the Company’s execution and delivery of this agreement, the Company received an advance of $550,000 and issued a promissory note to Cornell Capital Partners, L.P. in respect thereof. In addition, the Company agreed to issue 250,000,000 warrants in connection with the $3.3 million convertible debenture financing. It is anticipated that $1,100,000 of the funding will occur on or about April 16, 2007. The terms of the promissory note and warrants agreement are as follows:

The promissory note was issued for the principal sum of $550,000, net of $50,000 financing fees. The note is unsecured and has a maturity date of July 1, 2007 and bears interest at 14% per annum. In the event of default, the entire principal balance and accrued interest outstanding under this note will be immediately due and payable with interest to accrue on the unpaid balance at the rate of 24% per annum or the highest rate permitted by applicable law, if lower. The $550,000 promissory note will be converted to form part of the secured convertible debenture as part of the overall financing.

The warrant entitles the holder to purchase up to 250,000,000 shares of the Company’s common stock. The warrants are exercisable over a five year period at a price of $0.02 per share.

Conversion of Debt and Issue of New Common Stock

On March 28, 2007, the Company converted $50,000 of principal amount of the 2004 debenture into 2,016,129 registered common shares at a price of $0.0248 per share.

Contracts

On April 11, 2007, the Company entered into a one year consulting agreement with Mr. George O’Leary, the President of SKS Consulting of South Florida Corp. (“SKS”). Pursuant to the terms of the Company’s consulting agreement with SKS, SKS will earn $1,500 per day for services actually performed, with up to two weeks committed to the Company per month. The Company will also issue to SKS on a monthly basis 100,000 restricted shares of Company common stock, and a warrant to purchase an additional 100,000 shares of Company common stock at an exercise price of $0.02 per share with a contractual life of five years. SKS can earn up to an additional 500,000 warrants with an exercise price of $0.04 per share and a contractual life of five years, upon achievement of the following milestones: (i) warrant to purchase 125,000 shares after successful organizational restructuring by April 30, 2007, (ii) warrant to purchase 125,000 shares for completing a short term financing by April 30, 2007, (iii) warrant to purchase 125,000 shares after the Company operates at monthly breakeven by January 1, 2008, and (iv) warrant to purchase 125,000 shares after the Company’s stock price reaches $0.06 per share for a consecutive 30-day period. There is no family relationship between Mr. O’Leary and any other director or executive officer of the Company.