Form 10QSB
period 2007-03-31
NS8 CORP
filed 2007-05-17
CIK 1156893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

NS8 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	333-75956	13-4142621
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

200-11400 W. Olympic Boulevard
Los Angeles, CA, USA 90064
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 914-0175

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

As of May 7, 2007, there were 120,970,603 shares of the registrant's common stock, par value $0.0001 issued and outstanding, comprised of 119,694,167 shares of the Company’s Common Stock and 1,276,436 unexchanged shares of CanOnline Global Media, Inc ("CGMI").

Transitional small business disclosure format (check one):  Yes ☐  No  ☒

NS8 CORPORATION AND SUBSIDIARIES
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

		Page

Special Note Regarding Forward-Looking Statements		3

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operation	21
Item 3.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the Company's ability to continue as a going concern;

•	the Company's ability to commercialize its products and to generate additional revenue and to eventually generate a profit;

•	the Company's ability to raise additional capital to sustain its operations; the acceptance of its products, services and technology by consumers;

•	the Company's ability to protect its intellectual property;

•	its ability to establish strategic licensing relationships with digital media content owners, communication companies and consumer electronic hardware manufacturers;

•	the amount and timing of future sales of the Company's common stock that it is required to issue upon conversion of outstanding convertible securities; and

•	the Company’s ability to service debt as it becomes due.

A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of the Company’s 2006 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Currency

Unless we otherwise indicate in this quarterly report, references to "USD", "Dollars" or "$" are to the lawful currency of the United States. Any references to "CAD", "Dollars Canadian" or similar terms are to the lawful currency of Canada.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,
2007
ASSETS
Current assets:
Cash	$140,810
Deferred professional services costs	104,150
Prepaid expenses and other current assets	54,476
Total current assets	299,436
Property and equipment, net	159,666
Capitalized software development costs, net	206,835
Other assets	59,754
Total assets	$725,691

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$489,259
Accrued payroll and related expenses	201,920
Accrued expenses	2,121,111
Deferred revenue	160,613
Line of credit	8,655
Notes payable	780,000
Due to shareholders and directors	4,303,443
Current portion of convertible debentures, net of debt discount of $10,133	839,967
Total current liabilities	8,904,968
Convertible debentures, net of debt discount of $1,417,550	2,111,891
Derivative liability	13,841,432
Accrued management fees	1,577,161
Total liabilities	26,435,452

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.0001 par value;
5,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $0.0001 par value;
750,000,000 shares authorized
119,248,701 shares issued and outstanding	11,925
Additional paid-in capital	9,874,031
Accumulated other comprehensive loss	(70,706)
Deficit accumulated during the development stage	(35,525,011)
Total shareholders' deficit	(25,709,761)
Total liabilities and shareholders' deficit	$725,691

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			June 18, 1999
	Three Months Ended		(Inception to)
	March 31,		March 31,
	2007	2006	2007
Revenues:
License fees	$-	$-	$174,500
Professional services	22,917	-	66,766
Total revenues	22,917	-	241,266
Operating Expenses:
Cost of professional services	39,358	-	227,144
General and administrative expenses	674,679	885,831	23,431,711
Research and development	66,154	189,915	3,943,434
Total operating expenses	780,191	1,075,746	27,602,289
Loss from Operations	(757,274)	(1,075,746)	(27,361,023)
Other Income (Expense):
Interest expense	(10,439,132)	(368,059)	(13,790,920)
Loss on extinguishment of debt	-	-	(2,250,000)
Change in fair value of derivative liability	3,970,856	(2,065,040)	7,853,744
Other income (expense)	(8,435)	(308)	23,188
Total other expense, net	(6,476,711)	(2,433,407)	(8,163,988)

Net Loss	$(7,233,985)	$(3,509,153)	$(35,525,011)

Loss per common share - Basic and diluted	$(0.06)	$(0.03)

Weighted average shares - Basic and diluted	117,299,776	110,383,590

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
		Period from
		June 18, 1999
Three Months Ended		(Inception to)
March 31,		March 31,
2007	2006	2007

Net loss	$(7,233,985)	$(3,509,153)	$(35,525,011)

Other comprehensive loss
Foreign currency translation loss	(5,488)	(4,839)	(70,706)
Comprehensive loss	$(7,239,473)	$(3,513,992)	$(35,595,717)

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		Period from
		June 18, 1999
Three Months Ended		(Inception to)
March 31,		March 31,
2007	2006	2007

Cash flows from operating activities:
Net loss	$(7,233,985)	$(3,509,153)	$(35,525,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	13,982	13,548	237,516
Amortization of capitalized software development costs	43,803	-	66,588
Amortization of prepaid consulting services	-	-	3,098,622
Compensation charge for in-the-money stock options	-	-	112,600
Provision for uncollectible note receivable	-	-	25,000
Compensation charge for in-the-money warrants	-	-	20,000
Amortization of debt discount related to notes payable	-	-	127,032
Amortization of debt discount related to convertible debentures	149,750	146,100	1,169,888
Issuance of stock for services	-	-	565,720
Issuance of stock for compensation	-	-	1,029,155
Estimated fair value of warrants granted for services and in connection with debt	10,000,000	5,300	15,756,021
Estimated fair value of options granted to employees	-	235,878	926,507
Estimated fair value of options granted for services	-	-	1,274,400
Loss on extinguishment of debt	-	-	2,250,000
Change in fair value of derivative liability	(3,970,856)	2,065,040	(7,853,744)
Decrease (increase) in:
Accounts receivable	21,829	-	-
Prepaid expenses and other current assets	13,802	44,739	(3,186,330)
Deferred professional services costs	(30,087)	-	(104,150)
Other assets	(50,083)	(14,650)	(59,754)
(Decrease) increase in:
Accounts payable and accrued expenses	345,797	189,077	3,150,848
Deferred revenue	(22,917)	-	160,613
Accrued payroll and related expenses	(55,734)	56,651	1,812,313
Net cash used in operating activities	(774,699)	(767,470)	(14,946,166)
Cash flows from investing activities:
Issuance of note receivable	-	-	(200,000)
Collections on note receivable	-	25,000	175,000
Purchase of property and equipment	-	(3,698)	(348,161)
Capitalized software development costs	-	-	(273,423)
Net cash provided by investing activities	-	21,302	(646,584)

Cash flows from financing activities
Proceeds from line of credit, net	74	-	8,655
Proceeds from notes payable	-	250,000	750,000
Proceeds from contribution of capital	-	-	34,386
Payments on convertible debentures	-	-	(400,000)
Proceeds from convertible debentures	550,000	-	3,950,000
Proceeds from issuance of common stock	-	-	3,827,652
Payments on notes payable due to shareholders	(2,000)	-	(765,861)
Proceeds from notes payable due to shareholders	276,254	510,491	8,505,566
Payments for redemption of shares	-	-	(2,662)
Offering costs	-	-	(54,242)
Payments on capital lease obligations	-	(5,334)	(44,780)
Net cash provided by financing activities	824,328	755,157	15,808,714
Effect of exchange rate changes on cash	(5,488)	(4,839)	(75,154)
Net increase in cash	44,141	4,150	140,810
Cash, beginning of period	96,669	8,836	-
Cash, end of period	$140,810	$12,986	$140,810

Supplemental disclosures of cash flow information:
Interest paid	$799	$1,723

Supplemental schedule of non-cash investing and financing activities:
Estimated fair value of warrants issued for prepaid services	$-	$32,000
Estimated fair value of warrants issued with debt	$10,000,000	$-
Estimated fair value of embedded conversion feature	$550,000	$-
Estimated fair value of debt-related derivative liabilities reclassified from liabilities to additional paid-in capital	$14,286	$-
Conversion of convertible debentures into common shares	$50,000	$-
Reclassification of accrued interest to notes payable	$-	$30,000

NS8 CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On December 18, 2003, CGMI closed a merger agreement with Delivery Now Corp., a Delaware corporation and publicly traded company (the "Parent"), and DLVN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Parent (the "Merger Sub"). Delivery Now Corp. was incorporated in the state of Delaware on October 3, 2000. As part of the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

NS8, CGMI and CMC (collectively, the "Company") design and produce online business communications and multimedia applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. During the three months ended March 31, 2007 and 2006, the Company incurred net losses of $7,233,985 and $3,509,153, respectively, and had negative cash flows from operations of $774,699 and $767,470, respectively. In addition, the Company had a deficit accumulated during the development stage of $35,525,011 at March 31, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ended December 31, 2007 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in May and June 2004, November 2005 and March 2007 (see Note 8), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

In addition, the Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is liable to pay certain liquidated damages to the holders of convertible debentures in the amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. The required registration statement was declared effective on February 14, 2007 and the penalty ceased accruing. The Company has recorded interest expense related to accrued penalties of $969,092 for the period from March 1, 2006 through February 14, 2007, which is included in accrued expenses in the Company's consolidated balance sheet.

During the three months ended March 31, 2007 and 2006, the Company recognized other income of $3,970,856 and expense of $2,065,040, respectively, related to recording the derivative liability at fair value. At March 31, 2007, the derivative liability balance was $13,841,432.

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

Capitalization of software development costs begins upon the establishment of technological feasibility of its products. In the past, the Company did not capitalize any software and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. At the end of the first quarter of 2006, the Company determined that certain of its software applications reached technological feasibility. As a result, the Company capitalized related software development costs incurred since then totaling $273,423. The amortization of capitalized software development costs began in the fourth quarter of 2006 using the straight-line method over the estimated product life of 1.5 years. The Company recorded $43,803 of amortization expense during the three months ended March 31, 2007.

Revenue Recognition

The Company recognizes revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with the guidelines of the SEC Staff Accounting Bulletin, or SAB No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenue recognition requirements in the software industry are very complex and are subject to change. The Company generally recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contract method. Because the completed-contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

Maintenance and training services are generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.

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

Recoverability of Deferred Costs

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract consistent with that for the related revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focuses on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies," ("SAB No. 107") relating to SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

The Company expensed the value of all outstanding options as of December 31, 2006 and no new options were granted during the three months ended March 31, 2007. Stock-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, “Accounting For Stock-Based Compensation”, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2006, of approximately 3% was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for 2006 was five years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended March 31, 2007.

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

At March 31, 2007 and 2006, the outstanding potentially dilutive common shares totaled approximately 285,282,759 and 89,933,309, respectively.

However, as the Company incurred net losses for the three months ended March 31, 2007 and 2006, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.” The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

NOTE 4 - ACCRUED EXPENSES

The accrued expenses as of March 31, 2007 consisted of the following:

March 31, 2007
Interest on Notes Payable	$101,391
Interest on Shareholder Loans	299,396
Interest on Convertible Debentures	569,146
Penalties on Convertible debentures	969,092
Accrued consulting fees	137,752
Other accrued expenses	44,334
Total accrued expenses	$2,121,111

See Notes 6, 7 and 8 for details on interest expense recognized during the three months ended March 31, 2007 and 2006.

NOTE 5 - ACCRUED MANAGEMENT FEES

On September 30, 2006, certain individuals elected to defer the payment of the outstanding management fees owed to them by the Company. The management fees will be deferred to April 1, 2008 and such deferral does not restrict or prevent the Company from repaying the management fees when and if sufficient funds become available to the Company. The Company has one outstanding agreement, which provides for a salary of $150,000 per year and personal expenses of $2,000 per month, annual paid vacation of four weeks per year, and relocation fees, if necessary, at an amount to then be determined. The agreement may be immediately terminated by the Company, without cause and without advance notice.

NOTE 6 - NOTES PAYABLE

Amounts due under notes payable as of March 31, 2007 amounted to $780,000 and included the following:

•	Unsecured promissory notes in the aggregate principal amount of $275,000. The notes bear interest at 7% per annum and are payable on demand.

•	Unsecured promissory note for principal of $150,000. The note bears interest at 7% per annum, and the principal and any unpaid interest are payable on August 16, 2007.

•	Unsecured promissory note for principal of $100,000. The note bears interest at 10% per annum, and the principal and any unpaid interest are payable on July 1, 2007.

•	Unsecured short term notes in the aggregate principal amount of $255,000. The loans bear interest at 8% per annum, and are payable on demand.

Interest expense was $14,798 and $12,734 for the three months ended March 31, 2007 and 2006, respectively. Accrued interest on the notes was $101,391 at March 31, 2007 and is included in accrued expenses in the accompanying interim consolidated balance sheet (see Note 4).

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to shareholders and directors

Due to shareholders and directors at March 31, 2007 consisted of loans from various shareholders and directors to finance the Company's operations. At March 31, 2007, the balance due amounted to $4,303,443 and included the following:

•
Unsecured promissory notes in the aggregate principal amount of $2,076,847. All of the notes bear interest at 6% per annum and are payable on demand, except for the note issued on October 31, 2006 for $50,000 in which the principal and any unpaid interest are payable on October 31, 2007. During the three months ended March 31, 2007 the Company repaid $2,000 of principal on one of the outstanding notes.

•
Unsecured promissory note in the aggregate principal amount of $703,338. All of the notes bear interest at 7% per annum, and are payable on demand, except for the note issued on November 1, 2005 for $65,000 in which the principal and any unpaid interest are payable on November 1, 2007.

•
Unsecured promissory notes in the aggregate principal amount of $1,515,884. All of the notes bear interest at 10% per annum, and are payable on demand. Provided that upon repayment of the $250,000 loan owed under the original note issued on March 11, 2004, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense over the period until the note matures or is converted. In addition, under the provisions of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability in the accompanying interim consolidated balance sheet (see Note 3).

•	During fiscal 2006 and 2005 the Company borrowed an aggregate of $7,374 from a director. The amounts are unsecured, non-interest bearing, due on demand and not evidenced by promissory notes.

Interest expense on amounts due to shareholders and directors was $79,129 and $42,430 for the three months ended March 31, 2007 and 2006, respectively. Accrued interest on the notes was $299,396 at March 31, 2007 and is included in accrued expenses in the accompanying interim consolidated balance sheet (see Note 4).

NOTE 8 - CONVERTIBLE DEBENTURES

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

On March 28, 2007, Cornell Capital converted $50,000 of debt into 2,016,129 shares of restricted common stock. As a result of this conversion, the Company reclassified $14,286 of derivative liability to additional paid-in capital.

On March 31, 2007, the outstanding principal balance of the 2004 Debentures was $850,100, less the remaining debt discount of $10,133. The Company recognized interest expense of $21,208 and $21,100 in the accompanying interim consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is $242,885 at March 31, 2007 and is included in the accompanying interim consolidated balance sheet.

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

The Company has also issued warrants to Cornell Capital to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at fair value in the accompanying interim consolidated balance sheet.

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

On March 31, 2007, the outstanding principal balance of the 2005 Debentures was $2,979,441, less the remaining debt discount of $867,660. The Company recognized interest expense of $128,431 and $125,000 in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is $1,530,413 at March 31, 2007 and is included in the accompanying interim consolidated balance sheet.

2007 Debentures

On March 30, 2007, the Company issued a new convertible debenture to Cornell Capital for $550,000, less fees and expenses of $50,000 which were included in other assets. Subsequent to March 31, 2007, the Company closed two additional convertible debentures for the total principal amount of $1,100,000, less fees and expenses of $150,000. These debentures will collectively be referred to as the "2007 Debentures." The 2007 Debentures bear interest at the rate of 14% per annum, mature on April 27, 2010, and are secured by all of the assets of the Company.

The 2007 Debentures are convertible into the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to the lower of:

•	$0.02 per share, or

•	80% of the average of the lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion date.

The Company also issued warrants to Cornell Capital to purchase 250,000,000 shares of common stock at an exercise price of $0.02 per share. The warrants were valued at $10,000,000, of which $550,000 was recorded as debt discount, on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at fair value in the accompanying interim consolidated balance sheet. The Company is amortizing the discount using the effective interest method through April 2010.

In connection with the issuance of the 2007 Debentures, the Company recorded an aggregate interest expense of $550,000, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the 2007 Debentures.

On March 31, 2007, the outstanding principal balance of the 2007 Debentures was $550,000, less the remaining debt discount of $549,890. The Company recognized interest expense of $110 in the accompanying consolidated statements of operations for the three months ended March 31, 2007, related to the amortization of the debt discount. The fair value of the remaining derivative liability related to the embedded put option is $550,000 at March 31, 2007 and is included in the accompanying interim consolidated balance sheet.

Interest expense on the principal balance of 2004, 2005 and 2007 Debentures was $85,930 and $83,775 for the three months ended March 31, 2007 and 2006, respectively. Accrued interest on the convertible debentures was $569,146 at March 31, 2007 and is included in accrued expenses in the accompanying consolidated balance sheet (see Note 4).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against the Company in March 2007 in connection with a certain settlement agreement made between MVI and the Company on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties’ advisory agreement, reported in its consolidated balance sheet (see Note 4).  The exchange was based on the market value of the common shares as of the date of the settlement agreement.

Management has delivered an answer to MVI’s complaint and is attempting to resolve this claim before it proceeds past the stage of the initial pleadings.

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

NOTE 10 - SHAREHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at March 31, 2007.

Common Stock

Included in the Company's issued and outstanding shares of common stock are 1,276,436 shares issued in connection with the reverse acquisition (see Note 1) that have not been exchanged for shares of the Company.

On March 28, 2007, Cornell Capital converted principal of $50,000 of 2004 Debentures into 2,016,129 shares of restricted common stock with a par value of $0.0001.

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

A summary of option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at January 1, 2007	30,498,352	$0.21	2.8	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(3,125)	0.07	-	-
Outstanding at March 31, 2007	30,495,227	$0.21	2.4	$76,384
Exercisable	30,480,361	$0.21	2.4	$76,384

The estimated fair value of stock options granted in 2006 was derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of the Company’s stock over a period equal to the expected term. The Company uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the average assumptions used in the pricing model during the following periods:

	Three Months Ended March 31,
	2007	2006
Expected lives in years	-%	5%
Risk free interest rates	-%	4.6%
Volatility	-%	236%
Dividend yield	-%	0%

Since most of the Company’s stock options vested during the year ended December 31, 2006 the Company expensed the value of all outstanding options as of December 31, 2006. There were no new options granted during the three months ended March 31, 2007 and as a result the Company recognized compensation expense of $0 and $235,878 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations, as a result of the adoption of SFAS 123(R).

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

NOTE 11 - SUBSEQUENT EVENTS

Note and Warrant to Shareholder

The Company has finalized a capital financing with Cornell Capital to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closing dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones. On April 27, 2007, the Company and Cornell Capital finalized the transaction documents and Cornell Capital subsequently funded to the Company an aggregate total of $1,100,000.

Contracts

On April 11, 2007, the Company entered into a one year consulting agreement with Mr. George O’Leary, the President of SKS Consulting of South Florida Corp. (“SKS”). Pursuant to the terms of the Company’s consulting agreement with SKS, SKS will be paid $1,500 per day for services actually performed, with up to two weeks committed to the Company per month. The Company will also issue to SKS on a monthly basis 100,000 restricted shares of Company common stock, and a five-year warrant to purchase an additional 100,000 shares of Company common stock at $0.02 per share. SKS can earn an additional five-year warrant to purchase up to 500,000 shares with an exercise price of $0.04 per share, upon achievement of the following milestones: (i) warrant to purchase 125,000 shares after successful organizational restructuring by May 31, 2007, (ii) warrant to purchase 125,000 shares for completing a short term financing by May 31, 2007, (iii) warrant to purchase 125,000 shares after the Company operates at monthly breakeven by December 31, 2007, and (iv) warrant to purchase 125,000 shares after the Company’s stock price reaches $0.06 per share for a consecutive 30-day period.

Common Stock

On April 11, 2007, the Company issued 1,721,902 shares of the Company’s common stock to Maximum Ventures, Inc. pursuant to the terms of the settlement agreement made between MVI and the Company on August 14, 2006.  The shares are restricted and the Company is planning to file a registration statement in respect thereof as soon as practical.

On May 16, 2007 the Company received a conversion notice from Cornell Capital in the principal amount of $109,000, which represents a conversion under the terms of 2005 Debenture Agreement. Upon the execution of the conversion notice the Company will issue 5,736,842 free-trading shares of the Company’s stock to Cornell Capital at a conversion price of $0.019 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The discussion in this report contains forward-looking statements that involve risks and uncertainties. NS8 Corporation’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in other reports or documents that NS8 files from time to time with the Securities and Exchange Commission, particularly NS8’s’ Annual Reports on Form 10-KSB, other Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included in this report.

BUSINESS OVERVIEW

We are a software development company dedicated to serving the digital media distribution industry. We are based in Los Angeles, California, USA and maintain research and development facilities in Vancouver, British Columbia, Canada. We specialize in the development of server-based technologies in the areas of content licensing, digital media publishing and royalty distribution management. We have combined all of our software technologies into one comprehensive solution called iWave™ Interactive Systems ("iWave").

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

The software architecture that we have developed to enable our products’ media distribution, revenue tracking, advertising auditing, publishing and security management capabilities are patent-pending technologies. Our software enhances security during the distribution of digital media over the Internet and during consumer use. In addition, our software simplifies the business and distribution functions of digital media to provide our commercial customers with increased delivery efficiency. This enhances the overall consumer loyalty of our commercial customers by having one service that provides both portable as well as home entertainment services to their consumers regardless of location as long as those consumers have access to the Internet.

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

When each of our commercial customers begins their consumer deployment, our two anticipated primary sources of income will be derived from revenue sharing attributed to the sale of content and advertising by our customers. We receive a percentage share of revenues generated by every rental or purchase of digital media and a percentage share of the price rate for impressions on advertising that appear on our customers’ licensed system ("Usage Revenues"). Each of these Usage Revenues is paid to us on a quarterly basis.

Commercialization

True Corporation (Thailand)
Download Music Service

In March 2006 NS8 entered into a development contract with the True Corporation in Thailand to provide the music player and backend technology for its on-line music distribution service. Through the service offering, True is offering secure music downloads to PCs, mobile phones and other portable devices through an a la carte or subscription based service. Content is provided by every major and independent record label with an existing library of over seven hundred thousand songs available to its consumers.

NS8 has now completed this major development project and it is scheduled for consumer launch to True Corporation’s 400,000 broadband subscribers in May 2007.

ADC (Buddy Broadband - Thailand)
iWave PC Distribution Platform

NS8 entered into a partnership agreement with Advanced Datanetwork Communications Co., Ltd. (“ADC”) for ADC’s Buddy Broadband service in June 2006 to enable its consumers to securely deliver premium content to its broadband subscribers throughout Thailand. Buddy Broadband will use the iWave PC Content Distribution Platform to deliver its collection of Hollywood film titles and local Thai programming by using the iWave Interactive video distribution system to deliver its on-demand services. Both companies will share in the revenue derived from the service. ADC and NS8 will be working together to demonstrate the features, benefits and security parameters of the platform to gather distribution approvals from ADC’s various content providers. This project is on hold pending content approvals for delivery over IP.

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

Subsequently, ReelTime entered into a joint venture with Yahoo7! for carriage and distribution of the ReelTime service that is now accessible through Yahoo7! home portal. NS8 is continuing the integration of certain Yahoo7! related functionality within its user interface to allow for smoother consumer access to the service.

NS8 will be generating revenue from licensing its technology and sharing in all advertising revenue.

ReelTime (Australia)
IPTV Platform

ReelTime licensed the iWave IPTV platform for its future STB rollout within Australia in June 2006. This project has been put on hold while both companies are in discussions and evaluating the feasibility of adopting a current product line with more flexibility and adaptability to other devices such as Microsoft Windows Vista, Microsoft Windows Media Center Edition (MCE), and Intel Viiv.

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

Outlook for 2007

NS8 will continue its efforts to license its iWave technology to major ISP’s throughout the US and Asia Pacific region, Europe and South America. Several major ISP’s and other service providers throughout Asia have already expressed strong interest in licensing our technology. Further licensing arrangements are currently being discussed with carriers in Singapore, Taiwan and India.

NS8’s licensing model includes license fees, maintenance fees, custom development fees, shared revenue derived from content (on a transaction by transaction basis) and shared advertising fees.

Content

NS8 has a current library of over fourteen hundred films, documentaries, music and HD programs. NS8 will continue to secure content distribution licensing agreements with major Hollywood studios, networks, TV, sports, music and other specialty programming to enhance its service offering for both domestic and international service offerings.

RESEARCH & DEVELOPMENT:

To remain competitive, the Company believes it is critical to support the innovation and improvement of our products and technologies to maintain and extend its current penetration and positioning in the markets where it competes. With that in mind, the Company’s research and development (“R&D”) spending is mainly focused on delivering timely updates and enhancements to our commercially deployed iWave PC system to support our marketing and sales activities. Driven by sales, our development team continues to make substantial improvements to the second generation of our iWave PC system in areas of extended functionality; improved usability; and extended integration with third party services and products.

In addition to updates to the existing iWave PC system, the Company’s R&D roadmap is also looking to capitalize on the new software module applications we have developed to extend the iWave brand and services to other consumer digital lifestyle peripherals such as mobile phones, portable music and video devices, home media centers, and game consoles. The first of those modules targets the commercialization of mobile games, ringtones and wallpapers through our iWave platform as an elective add-on service. We have architected our iWave modules to come fully integrated with content offerings (by way of our distribution agreement with ACME Mobile) making it extremely quick and simple for our clients to diversify their product and service offering through their current deployments. We expect to have the Mobile Games module available to our clients during the second quarter of 2007.

The attributes of our technology, including its ability to manage the end-to-end distribution process and commercialization of content through any network (such as the Internet and intranets), allow us to more easily adhere to many industry standards and extend the reach of the iWave services to new platforms and consumers that already connect to these networks in multiple ways. Through an optimized user experience and seamless interoperability with the favorite consumer peripherals and devices from other companies (like Apple, Microsoft, Creative, etc.) our R&D roadmap is looking to add individual value to our operations with each of these integrations. This is uniquely positioning the Company and iWave as an attractive and simpler solution for current and potential commercial partners to manage and capitalize the distribution of entertainment to disparate platforms through a simple integrated solution.

RESULTS OF OPERATIONS

Revenue. Total revenue for the three months ended March 31, 2007 (“2007 Period”) and March 31, 2006 (“2006 Period”) was $22,917 and $0, respectively. Our revenue growth was due to the new contracts to develop and license software that the Company entered into during last year and consisted of maintenance fees pursuant to our software service agreements.

Cost of professional services. Total professional services cost of revenues, which includes direct labor and overhead for the 2007 Period were $39,358 compared to $0 in the 2006 Period and was mainly comprised of maintenance and service of the Company’s recently deployed products. The increase is due to the Company entering product commercialization stage.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $674,679 from $885,831 during the 2006 Period. During 2007 Period, the Company employed approximately 10 employees in administrative functions, compared to 8 in 2006. Wages and benefits for general and administrative personnel during the 2007 Period were $230,403 compared to $270,846 during the 2006 Period. Wages and benefits for sales and marketing personnel during the 2007 Period were $87,571 compared to $95,163 in 2006. The decrease is due to organizational changes targeting human resources management.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $89,027 compared to $52,580 in the 2006 Period. In February 2007, we incurred significant legal and accounting fees in connection with filing of the Company’s registration statement.

Share-Based Compensation Expense. As a result of implementing SFAS 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $235,878 during the 2006 Period and none for 2007. Most of the Company’s stock options vested before December 31, 2006 resulting in a decrease of share-based compensation expense during the 2007 period.

Research and Development. Research and development expenses were $66,154 and $189,915 during the three months ended March 31, 2007 and 2006, respectively. During the 2007 Period, the Company employed an average of 15 employees for software development and maintenance, compared to an average of 16 employees in the 2006 Period. The total research and development expense during the 2007 Period represents approximately 8% of our total operating expenses for the 2007 Period. The majority of these funds were utilized for the compensation of our research and development personnel and $1,018 was spent on supplies relating to research and development. The shift is due to entering the product commercialization stage and related decrease in research and development activities with main focus being customization and custom development services for our clients.

As a result of the foregoing, the Company incurred a loss from operations of $757,274 during the 2007 Period, as compared to a loss from operations of $1,075,746 during the 2006 Period.

Interest Expense. Interest expense for the 2007 Period increased to $10,439,132 from $368,059 during the 2006 Period. The increase was primarily due to a non-cash expense of $10,000,000 that was derived using the Black-Scholes stock option pricing model and attributed to fair value of 250,000,000 detachable warrants and embedded conversion feature, issued in connection with the Company’s 2007 Debentures. In the 2007 Period, we obtained additional funding to finance operations through the issuance of promissory notes and convertible debentures which resulted in higher interest expense compared to the 2006 Period.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004, 2005 and 2007, resulted in a gain of $3,970,856 for the 2007 Period compared to a loss of $2,065,040 in the 2006 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net loss of $7,233,985 or ($0.06) per share during the 2007 Period, as compared to a net loss of $3,509,153 or $(0.03) per share during the 2006 Period.

Liquidity and Capital Resources

We had negative working capital of approximately $8.6 million at March 31, 2007 and $8.1 million at December 31, 2006. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses and amounts due to shareholders and directors.

At March 31, 2007, our principal source of liquidity was proceeds from notes payable, convertible debentures and cash received from customers. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of secured convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received for the periods ended March 31, 2007 and 2006:

Liquidity and Capital Resources	2007	2006

Sale of Convertible Debentures, net	$500,000	$-
Loans and Contributions from officers and shareholders	276,254	510,491
Short Term Loans	-	250,000
	$776,254	$760,491

Additional cash will be necessary to sustain operations within this fiscal year. Additional funding is expected to be obtained from proceeds derived from the March 30, 2007 debenture financing upon achievement of milestones as outlined in the debenture agreement. The Company's ability to meet operating and capital requirements depends upon its ability to generate on-going revenues from the licensing and installation of its iWave technology and financing from external sources.

The Company continues to pursue contracts and agreements with different companies and anticipates expanding the commercial activities of its iWave products that will result in future recurring revenues to the Company to meet and sustain its operations. As the Company continues to add more commercial customers under the same business model, the Company expects that its cash flow will meet its monthly working capital requirements by the end of 2007. The rate at which the Company used funds in its operations as of March 31, 2007, is $267,000 per month. The Company expects this rate to decrease due to recent and planned operational changes in 2007 in order to meet its current commercial strategy. The Company estimates that its monthly operating costs throughout 2007 will decrease to approximately $190,000 per month compared to $275,000 in previous periods.

During the three months ended March 31, 2007 the Company generated $22,917 in revenue from iWave products and services. Although, we expect revenues to increase during 2007, we cannot be certain that this will occur within that period.

FINANCING ACTIVITIES

On April 27, 2007, the Company entered into a capital financing with Cornell Capital Partners, L.P. (“Cornell Capital”) to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones. On March 30, 2007, the Company received an advance of $550,000 and issued 250,000,000 warrants in connection with the $3.3 million convertible debenture financing. On April 27, 2007, the Company and Cornell Capital finalized the transaction documents and Cornell Capital subsequently funded to the Company an additional $1,100,000. The warrant entitles the holder to purchase up to 250,000,000 shares of the Company’s common stock and is exercisable over a five year period at a price of $0.02 per share.

As discussed above, the Company has raised aggregate gross proceeds of $1,100,000 from the issuance of secured convertible debentures during the period from April 1, 2007 through May 10, 2007. The Company believes that these funds, together with its cash on hand at March 31, 2007 and amounts received from customers, will be sufficient to fund its operations through July 31, 2007. The Company will continue to receive additional financing from its March 30, 2007 debenture financing contingent upon achieving certain milestones. Additional financing installments and related milestones are outlined as follows:

•
$400,000, subject to the condition that the Company has generated at least $30,000 in revenue during the period April 18, 2007 to May 30, 2007 and has increased the authorized number of shares of its Common Stock to at least 5,000,000,000 Shares;

•	$400,000, subject to the condition that the Company has generated at least $159,240 in revenue during the period June 1, 2007 to July 31, 2007;

•	$400,000, subject to the condition that the Company has generated at least $190,543 in revenue during the period August 1, 2007 to September 30, 2007;

•	$300,000, subject to the condition that the Company has generated at least $404,771 in revenue during the period October 1, 2007 to November 30, 2007.

The Company’s current capital resources will enable it to fund its planned operations for a 12-month period provided that the Company achieves its intended revenue and operational milestones. The Company projects that the estimated amount of additional funds that the Company will require to ensure its operations for 12 months from March 31, 2007, not taking into account any additional or planned revenue derived from licensing and recurring consumer usage fees from its iWave technology, is approximately $2,280,000 compared to $2,620,000 during the previous year. As of March 1, 2007, the Company implemented a series of operating reductions primarily to divert its cash application toward increasing its sales and business development. Certain reductions made to software development and research and development were made including reductions in the number of operating personnel. The Company’s development personnel have been refocused toward the support, maintenance and deployment of its iWave Interactive product.

The Company cannot ensure that it will achieve sufficient growth or obtain sufficient financing to develop profitable operations prior to utilizing all of its current capital resources. In addition, if the Company does not generate its revenue or receive its funds in timely manner on a scale required to meet its needs and as required by the secured debenture agreements, it may be forced to curtail or downsize its operations which may affect its existing commercial activities.

Management's strategy to address the $8.9 million of current liabilities reflected in the consolidated balance sheet as of March 31, 2007 during the next 12 months includes, among other things, a plan to actively seek conversion of certain outstanding loans provided by its officers, directors and shareholders into equity at prices to be determined at the time such conversions may be agreed to by those officers, directors and shareholders. In addition, management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a series of planned debt conversions to common shares of the Company. Management anticipates completing certain long term debt conversions to common shares of the Company before the end of its second quarter 2007. This will enable the Company to favorably restructure its balance sheet and further strengthen the current commercialization of its iWave technologies which will potentially result in additional revenue opportunities.

This will in turn enable the Company to service and manage current liabilities from the normal course of operations and assist in the reduction of any existing long-term liabilities unaffected by managements planned debt reduction strategies over a 36 month period. The Company continues to use a significant portion of its revenues for the purpose of operations, sales and the retirement of its existing debts. As revenues increase, the use of surplus funds, if any, will be used to expand the Company's current development capacity and increase commercial productivity for future product development and commercial installations of its iWave technology.

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

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation and Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against the Company in March 2007 in connection with a certain settlement agreement made between MVI and the Company on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties’ advisory agreement, reported on our consolidated balance sheet (see Note 4).  The exchange was based on the market value of the common shares as of the date of the settlement agreement.

Management has delivered an answer to MVI’s complaint and is attempting to resolve this claim before it proceeds past the stage of the initial pleadings.

We are not aware of any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 2. UNREGISTERED ISSUANCES OF EQUITY SECURITIES

On March 30, 2007, the Company issued 250,000,000 warrants to Cornell Capital in connection with the $3.3 million convertible debenture financing. The warrant entitles the holder to purchase up to 250,000,000 shares of the Company’s common stock and is exercisable over a five year period at a price of $0.02 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NS8 Corporation

Date: May 17, 2007	By:	/s/ Anthony J. Alda
Anthony J. Alda
Chairman of the Board and CEO (Principal Executive Officer)

Date: May 17, 2007	By:	/s/ George G. O’Leary
George G. O’Leary
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Description
10.1	Unsecured note to Cornell Capital in the amount of $550,000 dated March 30, 2007 (1).
10.2	Warrant No. CCP-004 entitling Cornell Capital to purchase 250,000,000 common shares of the Company at an exercise price of $0.02 per share for a period of five years from March 30, 2007 (1).
10.3	Consulting Agreement of George O’Leary with NS8 Corporation (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1) Previously filed in Registrant's Form 8-K filed on April 6, 2007.
(2) Previously filed in Registrant’s Form 8-K on April 12, 2007