Form 10QSB
period 2007-06-30
NS8 CORP
filed 2007-08-14
CIK 1156893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 247,235,858 shares of the registrant's common stock, par value $0.0001 issued and 130,040,778 outstanding, comprised of 245,959,422 shares of the Company’s Common Stock and 1,276,436 unexchanged shares of CanOnline Global Media, Inc ("CGMI").

Transitional small business disclosure format (check one):  Yes ☐  No  ☒

NS8 CORPORATION AND SUBSIDIARIES
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, discusses financial projections, information or expectations about its products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
Current assets:
Cash	$71,129
Deferred professional services costs	6,272
Prepaid expenses and other current assets	80,233
Total current assets	157,634
Property and equipment, net	157,828
Capitalized software development costs, net	175,519
Other assets	205,553
Total assets	$696,534

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$274,710
Accrued payroll and related expenses	88,570
Accrued expenses	2,193,108
Deferred revenue	64,600
Notes payable	780,000
Due to shareholders and directors	4,298,023
Current portion of convertible debentures	850,100
Total current liabilities	8,549,111
Convertible debentures, net of current portion and debt discount of $1,717,307	2,753,134
Derivative liability	8,505,068
Accrued management fees	1,577,161
Total liabilities	21,384,474

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.0001 par value;
5,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $0.0001 par value;
5,000,000,000 shares authorized
132,440,778 shares issued and 130,040,778 outstanding	13,244
Additional paid-in capital	10,366,355
Accumulated other comprehensive loss	(50,759)
Deficit accumulated during the development stage	(31,016,780)
Total shareholders' deficit	(20,687,940)
Total liabilities and shareholders' deficit	$696,534

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					June 18, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Revenues:
License fees	$93,930	$-	$93,930	$-	$268,430
Professional services	2,083	-	25,000	-	68,849
Total revenues	96,013	-	118,930	-	337,279
Operating Expenses:
Cost of professional services	111,017	-	150,375	-	338,161
General and administrative expenses	760,516	861,002	1,435,195	1,746,833	24,192,227
Research and development	31,516	61,340	97,670	251,255	3,974,950
Total operating expenses	903,049	922,342	1,683,240	1,998,088	28,505,338
Loss from Operations	(807,036)	(922,342)	(1,564,310)	(1,998,088)	(28,168,059)
Other Income (Expense):
Interest expense	(489,490)	(590,100)	(10,928,622)	(958,159)	(14,280,410)
Loss on extinguishment of debt	-	-	-	-	(2,250,000)
Change in fair value of derivative liability	5,804,990	(1,093,015)	9,775,846	(3,158,055)	13,658,734
Other	(233)	(750)	(8,668)	(1,058)	22,955
Total other income (expense), net	5,315,267	(1,683,865)	(1,161,444)	(4,117,272)	(2,848,721)

Net Income (Loss)	$4,508,231	$(2,606,207)	$(2,725,754)	$(6,115,360)	$(31,016,780)

Basic income (loss) per common share	$0.04	$(0.02)	$(0.02)	$(0.06)
Weighted average shares - Basic	121,872,288	110,383,586	120,503,803	110,383,586
Diluted income (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.06)
Weighted average shares - Diluted	590,582,668	110,383,586	120,503,803	110,383,586

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
					Period from
					June 18, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Net Income (Loss)	$4,508,231	$(2,606,207)	$(2,725,754)	$(6,115,360)	$(31,016,780)

Other Comprehensive Income (Loss) :
Foreign currency translation income (loss)	19,947	(6,327)	14,459	(11,166)	(50,759)
Comprehensive Income (Loss)	$4,528,178	$(2,612,534)	$(2,711,295)	$(6,126,526)	$(31,067,539)

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			June 18, 1999
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,725,754)	$(6,115,360)	$(31,016,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	15,820	28,052	239,354
Amortization of capitalized software development costs	75,119	-	97,904
Amortization of prepaid consulting services	-	-	3,098,622
Compensation charge for in-the-money stock options	-	-	112,600
Provision for uncollectible note receivable	-	-	25,000
Compensation charge for in-the-money warrants	-	-	20,000
Amortization of debt discount related to notes payable	-	-	127,032
Amortization of debt discount related to convertible debentures	410,126	292,200	1,430,264
Issuance of stock for services	6,000	-	571,720
Issuance of stock for compensation	42,000	-	1,071,155
Estimated fair value of warrants granted for services and in connection with debt	10,024,917	21,300	15,780,938
Estimated fair value of options granted to employees	42,600	439,334	969,107
Estimated fair value of options granted for services	-	-	1,274,400
Loss on extinguishment of debt	-	-	2,250,000
Change in fair value of derivative liability	(9,775,846)	3,158,055	(13,658,734)
Decrease (Increase) in:
Accounts receivable	21,829	-	-
Prepaid expenses and other current assets	(11,955)	57,274	(3,212,087)
Deferred professional services costs	67,791	-	(6,272)
Other assets	(195,882)	(15,063)	(205,553)
Accounts payable and accrued expenses	340,997	682,123	3,146,048
Deferred revenue	(118,930)	169,100	64,600
Accrued payroll and related expenses	(169,084)	129,233	1,698,963
Net cash used in operating activities	(1,950,252)	(1,153,752)	(16,121,719)
Cash flows from investing activities:
Issuance of note receivable	-	-	(200,000)
Collections on note receivable	-	25,000	175,000
Purchase of property and equipment	-	(16,342)	(348,161)
Capitalized software development costs	-	(217,112)	(273,423)
Net cash used in investing activities	-	(208,454)	(646,584)
Cash flows from financing activities
Payments on line of credit, net	(8,581)	-	-
Proceeds from notes payable	-	250,000	750,000
Proceeds from contribution of capital	-	-	34,386
Payments on convertible debentures	-	-	(400,000)
Proceeds from convertible debentures	1,650,000	-	5,050,000
Proceeds from issuance of common stock	-	-	3,827,652
Payments on notes payable due to shareholders	(7,000)	(5,000)	(770,861)
Proceeds from notes payable due to shareholders	275,834	1,174,118	8,505,146
Payments for redemption of shares	-	-	(2,662)
Offering costs	-	-	(54,242)
Payments on capital lease obligations	-	(5,334)	(44,780)
Net cash provided by financing activities	1,910,253	1,413,784	16,894,639
Effect of exchange rate changes on cash	14,459	(11,166)	(55,207)
Net change in cash	(25,540)	40,412	71,129
Cash, beginning of period	96,669	8,836	-
Cash, end of period	$71,129	$49,248	$71,129
Supplemental disclosures of cash flow information:
Interest paid	$1,237	$9,164
Supplemental schedule of non-cash investing and financing activities:
Estimated fair value of warrants issued for prepaid services	$-	$32,000
Estimated fair value of warrants issued for debt	$10,000,000	$-
Estimated fair value of embedded conversion feature	$1,100,000	$-
Estimated fair value of debt-related derivative liabilities reclassified from liabilities to additional paid-in capital	$95,660	$-
Estimated fair value of common stock issued for accrued advisory fees	$137,752	$-
Conversion of convertible debentures into common shares	$209,000	$-
Reclassification of accrued interest to notes payable	$-	$246,027

See accompanying notes to unaudited consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2007 and 2006, the Company incurred net losses of $2,725,754 and $6,115,360, respectively, and had negative cash flows from operations of $1,950,252 and $1,153,752, respectively. In addition, the Company had a deficit accumulated during the development stage of $31,016,780 at June 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2007 by issuing debt and equity securities and by the continued development and commercialization of its products and services. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in May and June 2004, November 2005 and April 2007 (see Note 8), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three and six months ended June 30, 2007, the Company recognized other income of $5,804,990 and $9,775,846, respectively, compared to other expense of $1,093,015 and $3,158,055 during the three and six months ended June 30, 2006, respectively, related to recording the derivative liability at fair value. At June 30, 2007, the derivative liability balance was $8,505,068.

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

Capitalization of software development costs begins upon the establishment of technological feasibility of its products. In the past, the Company did not capitalize any software and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. Beginning at the end of the first quarter of 2006, the Company determined that certain of its software applications reached technological feasibility. As a result, the Company capitalized related software development costs incurred from this point until June 30, 2007 totaling $273,423. The amortization of capitalized software development costs began in the fourth quarter of 2006 using the straight-line method over the estimated product life of 1.5 years. The Company recorded $31,316 and $75,119 of amortization expense during the three and six months ended June 30, 2007, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with GAAP that has been prescribed for the software industry under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and with the guidelines of the SEC Staff Accounting Bulletin (“SAB”) No. 101 as amended by SAB No. 104 "Revenue Recognition in Financial Statements." Revenue recognition requirements in the software industry are subject to change. The Company generally recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported. When licenses are sold together with maintenance and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contract method. Because the completed-contract method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focuses on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies," ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

Stock-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and six months ended June 30, 2007 and 2006, of approximately 3%, was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for 2007 and 2006 was five years.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and six months ended June 30, 2007 and 2006.

Net Income (Loss) Per Common Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures. Potentially dilutive shares are excluded from the computation if their effect is antidilutive.

At June 30, 2007 and 2006, the outstanding potentially dilutive common shares totaled 590,582,668 and 91,905,026, respectively.

However, as the Company incurred net losses for the three months ended June 30, 2006, and six months ended June 30, 2007 and 2006, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

The following table sets forth for the three months ended June 30, 2007 the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

Basic income per share:
Net income	$4,508,231

Weighted-average common shares outstanding, basic	121,872,288

Basic income per share	$0.04

Diluted income per share:
Net income	$4,508,231
Convertible notes interest expense (net of tax)	236,812
Adjusted net income available to common stockholders	$4,745,043

Weighted-average common shares outstanding, basic	121,872,288
Effect of dilutive securities:
Stock options and warrants	83,396,236
Convertible debentures	385,314,144
Weighted-average common shares outstanding, diluted	590,582,668
Diluted net income per share	$0.01

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, among others, the recoverability of deferred professional services costs, property and equipment, capitalized software development costs and valuation of stock-based compensation, warrants, derivative liabilities and deferred taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit, quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

NOTE 4 - ACCRUED EXPENSES

The accrued expenses as of June 30, 2007 consisted of the following:

June 30, 2007

Interest on notes payable	$116,387
Interest on shareholder loans	381,768
Interest on convertible debentures	700,308
Penalties on convertible debentures (1)	969,092
Other accrued expenses	25,553
Total accrued expenses	$2,193,108

(1)           The Company was required to file a registration statement, which was filed on December 14, 2005, and have such registration statement declared effective by no later than February 27, 2006 (the "Effectiveness Deadline"). The registration statement was not declared effective by the Effectiveness Deadline, and the Company is liable to pay certain liquidated damages to the holders of convertible debentures in the amount equal to 2% of the outstanding borrowings, in cash or shares of the Company's common stock, at the note holder's option, for each subsequent 30-day period after the Effectiveness Deadline. The required registration statement was declared effective on February 14, 2007 and the penalty ceased accruing. The Company has recorded interest expense related to accrued penalties of $969,092 for the period from March 1, 2006 through February 14, 2007, which is included in accrued expenses in the Company's consolidated balance sheet.

See Notes 6, 7 and 8 for details on interest expense recognized during the three and six months ended June 30, 2007 and 2006.

NOTE 5 - ACCRUED MANAGEMENT FEES

On September 30, 2006, certain individuals elected to defer the payment of the outstanding management fees owed to them by the Company. The management fees will be deferred to December 31, 2008 and such deferral does not restrict or prevent the Company from repaying the management fees when and if sufficient funds become available to the Company. The Company has one outstanding agreement, which provides for a salary of $150,000 per year and personal expenses of $2,000 per month, annual paid vacation of four weeks per year, and relocation fees, if necessary, at an amount to then be determined. The agreement may be immediately terminated by the Company, without cause and without advance notice.

On July 9, 2007, the Company implemented a debt reduction plan whereby the management is able to convert up to 50% of the entire balance of their respective outstanding fees to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007 (see Note 11).

NOTE 6 - NOTES PAYABLE

Amounts due under notes payable as of June 30, 2007 amounted to $780,000 and included the following:

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

Interest expense was $14,996 for the three months ended June 30, 2007 and 2006, and $29,794 and $27,451 for the six months ended June 30, 2007 and 2006, respectively. Accrued interest on the notes was $116,387 at June 30, 2007 and is included in accrued expenses in the accompanying interim consolidated balance sheet (see Note 4).

On July 9, 2007, the Company implemented a debt reduction plan whereby holders of loans are able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007 (see Note 11).

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to shareholders and directors

Due to shareholders and directors at June 30, 2007 consisted of loans from various shareholders and directors to finance the Company's operations. At June 30, 2007, the balance due amounted to $4,298,023 and included the following:

•
Unsecured promissory notes in the aggregate principal amount of $2,071,847. All of the notes bear interest at 6% per annum and are payable on demand, except for the note issued on October 31, 2006 for $50,000 in which the principal and any unpaid interest are payable on October 31, 2007. During the six months ended June 30, 2007 the Company repaid $7,000 of principal on one of the outstanding notes.

•
Unsecured promissory notes in the aggregate principal amount of $703,338. All of the notes bear interest at 7% per annum, and are payable on demand, except for the note issued on November 1, 2005 for $65,000 in which the principal and any unpaid interest are payable on November 1, 2007.

•
Unsecured promissory notes in the aggregate principal amount of $1,515,884. All of the notes bear interest at 10% per annum, and are payable on demand. Provided that upon repayment of the $250,000 loan owed under the original note issued on March 11, 2004, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense during 2004 and 2005 year end. In addition, under the provisions of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability in the accompanying interim consolidated balance sheet (see Note 3).

•	During fiscal 2006 and 2005 the Company borrowed an aggregate of $6,954 from a director. The amounts are unsecured, non-interest bearing, due on demand and not evidenced by promissory notes.

Interest expense on amounts due to shareholders and directors was $81,075 and $56,745 for the three months ended June 30, 2007 and 2006, respectively, and $160,204 and $99,174 for the six months ended June 30, 2007 and 2006, respectively. Accrued interest on the notes was $381,768 at June 30, 2007 and is included in accrued expenses in the accompanying interim consolidated balance sheet (see Note 4).

On July 9, 2007, the Company implemented a debt reduction plan whereby holders of loans are able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007 (see Note 11).

NOTE 8 - CONVERTIBLE DEBENTURES

2004 Debentures

During May and June 2004, the Company issued two secured convertible debentures ("2004 Debentures") in the amount of $750,000 each to one investment company, Cornell Capital Partners, LP ("Cornell Capital"), for a total of $1,500,000. The 2004 Debentures bear interest at 5.0% per annum and are secured by all of the assets of the Company. The debentures matured on May 19, 2007 and June 25, 2007, respectively, and the Company is currently in negotiations with Cornell Capital to extend the maturity term.

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

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrants have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time. In connection with the issuance of the 2004 Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon issuance of convertible debenture. The Company amortized the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures.

On March 28, 2007, Cornell Capital converted $50,000 of debt into 2,016,129 shares of restricted common stock. As a result of this conversion, the Company reclassified $14,286 of derivative liability to additional paid-in capital.

On June 30, 2007, the outstanding principal balance of the 2004 Debentures was $850,100. The Company recognized interest expense of $10,133 and $21,100 in the accompanying interim consolidated statements of operations for the three months ended June 30, 2007 and 2006, and $31,341 and $42,200 for the six months ended June 30, 2007 and 2006, respectively, related to the amortization of the debt discount. As of June 30, 2007 the discount has been amortized in full.

The fair value of the remaining derivative liability related to the embedded put option is $242,885 at June 30, 2007 and is included in the accompanying interim consolidated balance sheet.

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

On May 16, 2007, Cornell Capital converted $109,000 of debt into 5,736,842 shares of restricted common stock. As a result of this conversion, the Company reclassified $55,785 of derivative liability to additional paid-in capital.

On June 28, 2007, Cornell Capital converted $50,000 of debt into 3,333,333 shares of restricted common stock. As a result of this conversion, the Company reclassified $25,589 of derivative liability to additional paid-in capital.

On June 30, 2007, the outstanding principal balance of the 2005 Debentures was $2,820,441, less the remaining debt discount of $702,354. The Company recognized interest expense of $165,307 and $125,000 in the accompanying consolidated statements of operations for the three months ended June 30, 2007 and 2006, and $293,739 and $250,000 for the six months ended June 30, 2007 and 2006, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is $1,449,039 at June 30, 2007 and is included in the accompanying interim consolidated balance sheet.

2007 Debentures

On March 30, 2007, the Company closed a new convertible debenture with Cornell Capital for $550,000, less fees and expenses of $50,000 which were included in other assets. Subsequent to March 30, 2007, the Company closed two additional convertible debentures for the total principal amount of $1,100,000, less fees and expenses of $150,000. These debentures will collectively be referred to as the "2007 Debentures." The 2007 Debentures bear interest at the rate of 14% per annum, mature on April 16, 2010, and are secured by all of the assets of the Company.

The 2007 Debentures are convertible into the Company’s common stock at the holder’s option any time up to maturity at a conversion price equal to the lower of:

•	$0.02 per share, or

•	80% of the average of the lowest volume weighted daily average prices of the Company's common stock for the 30 days prior to the conversion date.

The Company also issued warrants to Cornell Capital to purchase 250,000,000 shares of common stock at an exercise price of $0.02 per share. The warrants were valued at $10,000,000, of which $1,100,000 was recorded as debt discount, on the date of grant using the Black-Scholes option pricing model and is included in derivative liability (see Note 3) at fair value in the accompanying interim consolidated balance sheet. The Company is amortizing the discount using the effective interest method through April 2010.

In connection with the issuance of the 2007 Debentures, the Company recorded an aggregate interest expense of $1,100,000, consisting of an embedded put option, which was recorded as a derivative liability upon note issuance. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the 2007 Debentures.

On June 30, 2007, the outstanding principal balance of the 2007 Debentures was $1,650,000, less the remaining debt discount of $1,014,953. The Company recognized interest expense of $84,936 and $85,046 in the accompanying consolidated statements of operations for the three and six months ended June 30, 2007, related to the amortization of the debt discount. The fair value of the remaining derivative liability related to the embedded put option is $1,100,000 at June 30, 2007 and is included in the accompanying interim consolidated balance sheet.

Interest expense on the principal balance of 2004, 2005 and 2007 Debentures was $131,162 and $84,705 for the three months ended June 30, 2007 and 2006, and $217,092 and $168,480 for the six months ended June 30, 2007 and 2006, respectively. Accrued interest on the convertible debentures was $700,308 at June 30, 2007 and is included in accrued expenses in the accompanying consolidated balance sheet (see Note 4).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against the Company in March 2007 in connection with a settlement agreement made between MVI and the Company on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties’ advisory agreement.  The exchange was based on the market value of the common shares as of the date of the settlement agreement. On April 11, 2007, the company issued 1,721,902 restricted common shares to MVI.

Management has delivered an answer to MVI’s complaint and is attempting to resolve this claim before it proceeds past the stage of the initial pleadings.

The Company may become involved in other legal proceedings and claims which arise in the normal course of business. Management is not aware of any such matter will have a material effect on the Company's consolidated financial position or results of operations.

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

NOTE 10 - SHAREHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at June 30, 2007.

Common Stock

On July 10, 2007 the Company increased its authorized share capital to 5,000,000,000. Included in the Company's issued and outstanding shares of common stock are 1,276,436 shares issued in connection with the reverse acquisition (see Note 1) that have not been exchanged for shares of the Company.

On March 28, 2007, Cornell Capital converted principal of $50,000 of 2004 Debentures into 2,016,129 shares of common stock with a par value of $0.0001.

On April 11, 2007, the Company issued 1,721,902 shares of the Company’s common stock to Maximum Ventures, Inc. and valued at $137,752, pursuant to the terms of the settlement agreement made between MVI and the Company on August 14, 2006.

On May 16, 2007, Cornell Capital converted principal of $109,000 of 2005 Debentures into 5,736,842 shares of common stock with a par value of $0.0001.

On June 28, 2007, Cornell Capital converted principal of $50,000 of 2005 Debentures into 3,333,333 shares of common stock with a par value of $0.0001.

On June 28, 2007, the Company’s Board of Directors awarded current and certain past employees by gifting to each of the employees 100,000 free trading common shares of the Corporation with a par value of $0.0001 per share. The total shares awarded to the employees amounted to 2,100,000. As of June 30, 2007, the shares have not been issued due to the administrative matters, but have been included as issued but not outstanding in the accompanying interim consolidated balance sheet. The shares were valued at $42,000 based on the fair value at the measurement date and recorded as compensation expense.

Warrants and Common Stock for Consulting Services

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

As of the date of filing of this report, neither the warrants nor the common stock have been issued to SKS due to administrative matters and the Company has accrued a consulting expense of $30,917, representing the fair value of the stock and warrants earned during the three months ended June 30, 2007. The shares of the Company’s common stock were valued at $6,000 and have been included as issued but not outstanding in the accompanying interim consolidated balance sheet.

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

A summary of option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at January 1, 2007	30,498,352	$0.21	2.8	-
Granted	3,600,000	0.02	-	-
Exercised	-	-	-	-
Forfeited or expired	(187,500)	0.48	-	-
Outstanding at June 30, 2007	33,910,852	$0.19	3.1	$-
Exercisable	31,110,852	$0.21	3.1	$-
Vested or expected to vest	33,826,852	$0.19	3.1	$-

The fair value of stock options granted in 2007 and 2006 was derived using the Black-Scholes stock option pricing model. Expected volatility is based on historical volatility of the Company’s stock over a period equal to the expected term. The Company uses historical exercise data to estimate the expected term that represents the period of time that options granted to employees are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the expected term of the stock options. The following table shows the average assumptions used in the pricing model during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected lives in years	5	5	5	5
Risk free interest rates	4.8%	4.6%	4.7%	4.8%
Volatility	230%	236%	230%	236%
Dividend yield	0%	0%	0%	0%

The Company recognized compensation expense of $42,600 and $203,456 for the three months ended June 30, 2007 and 2006, and $42,600 and $439,334 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options and restricted stock awards is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 11 - SUBSEQUENT EVENTS

Convertible Debenture

On July 12, 2007, the Company closed an additional convertible debenture with Cornell Capital for the total principal amount of $400,000, less fees and expenses of $45,000. The new debenture is part of the "2007 Debentures", as described in Note 8, bears interest at the rate of 14% per annum, matures on April 16, 2010, and is secured by all of the assets of the Company.

Conversion of Shareholder Loans and Management Fees

On July 9, 2007, the Company implemented a debt reduction plan whereby holders of loans are able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007. The Company agreed to issue up to 120,908,288 shares of common stock to 21 holders of unsecured debt in payment of a portion of the Company’s short and long-term debts. In the event all loan holders participate in this plan, there will be a reduction of approximately $3,627,249 of the Company’s total unsecured debt which will be converted to the Company’s common shares. The remaining balance of outstanding loans will continue to be treated as short or long-term debt, depending on the maturity of the respective debt, and the Company plans to provide an option to those loan holders to continue to convert their remaining loan balances into equity at the prevailing market price at the time the balance of their respective outstanding loans are converted into common shares of the Company.  As of August 14, 2007, the balance of unsecured debt converted to common stock amounted to $3,443,852 and the Company issued 114,795,080 common shares upon conversion.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The discussion in this report contains forward-looking statements that involve risks and uncertainties. NS8 Corporation’s (“NS8”) actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” set forth in other reports or documents that NS8 files from time to time with the Securities and Exchange Commission, particularly NS8’s’ Annual Reports on Form 10-KSB, other Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included in this report.

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

Commercialization

True Corporation (Thailand)
Download Music Service

In March 2006, NS8 entered into a development contract with True Corporation in Thailand to provide the music player and backend technology for its on-line music distribution service. Through the service offering, True is offering secure music downloads to PCs, mobile phones and other portable devices through an a la carte or subscription based service. Content is provided by every major and independent record label with an existing library of over seven hundred thousand songs available to its consumers.

NS8 has now completed this major development project and it was commercially launched to True Corporation’s 400,000 broadband subscribers on June 26, 2007.

ADC (Buddy Broadband - Thailand)
iWave PC Distribution Platform

NS8 entered into a partnership agreement with Advanced Datanetwork Communications Co., Ltd. (“ADC”) for ADC’s Buddy Broadband service in June, 2006 to enable its consumers to securely deliver premium content to its broadband subscribers throughout Thailand. Buddy Broadband will use the iWave PC Content Distribution Platform to deliver its collection of Hollywood film titles and local Thai programming by using the iWave Interactive video distribution system to deliver its on-demand services. Both companies will share in the revenue derived from the service. ADC and NS8 will be working together to demonstrate the features, benefits and security parameters of the platform to gather distribution approvals from ADC’s various content providers. This project is on hold pending content approvals for delivery over IP.

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

ReelTime (New Zealand)
iWave PC Distribution Platform

In December 2006, NS8 and ReelTime extended the territorial rights for the iWave PC distribution platform to include New Zealand. Expansion of the current ReelTime service into New Zealand went live in the second quarter of 2007.

ReelTime (Mobile Games)

In November 2006, NS8 and ReelTime entered into an agreement to distribute mobile games, ring tones, and other mobile content provided by NS8 to be distributed through the ReelTime service that will be operating in Australia. Both NS8 and ReelTime will share the revenue generated by sales of the content. The mobile games service deployment is currently on hold pending agreement on the deployment timeline.

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

RESEARCH & DEVELOPMENT:

To remain competitive, the Company believes it is critical to support the innovation and improvement of our products and technologies to maintain and extend its current penetration and positioning in the markets where it competes. With that in mind, the Company’s research and development (“R&D”) spending is mainly focused on delivering timely updates and enhancements to our commercially deployed iWave PC system and on supporting custom development activities and deployment support for third party clients.

In addition to regular updates to the existing iWave PC system, during the second quarter of 2007 the Company’s R&D activities capitalized on the extensible attributes of our technologies to successfully complete development and integration of our Music Player with True Corporation in Thailand. This deployment and related services are currently in a soft-launch period and expected to be heavily marketed in Thailand during the third quarter of this year. Similarly, we also released substantial enhancements to our iWave system, some of which are already publicly available throughout the commercial deployments of our client in Australia, and through our demonstrations. In general, aside from including performance improvements, these activities extend the iWave brand and services to other consumer digital lifestyle peripherals such as mobile phones, portable music and video devices, home media centers, and game consoles.

We have also achieved technical feasibility status on other custom development projects and internal roadmap enhancements for our iWave line of products as evidenced by our public demonstrations and release of beta versions prior to final deployment. They extend the reach of the iWave services to add extra support and integration with more industry standard systems, like MySQL and diverse content media formats. These activities are looking to add value to our operations with each of these integrations. This is uniquely positioning the Company and iWave as an attractive and simpler solution for current and potential commercial partners to manage and capitalize the distribution of entertainment to disparate platforms through a simple integrated platform.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006:

Revenue. Total revenue for the three months ended June 30, 2007 (“2007 Period”) and June 30, 2006 (“2006 Period”) was $96,013 and $0, respectively. Our revenue growth was due to the completion of certain contracts to develop and license software that the Company entered into during last year and consisted of maintenance fees pursuant to our software service agreements.

Cost of professional services. Total professional services cost of revenues, which includes direct labor and overhead for the 2007 Period were $111,017 compared to $0 in the 2006 Period and was mainly comprised of maintenance and service of the Company’s recently deployed products. The increase is due to the Company entering product commercialization stage.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $760,516 from $861,002 during the 2006 Period. During 2007 Period, the Company employed approximately 10 employees in administrative functions, compared to 12 in 2006. Wages and benefits for general and administrative personnel during the 2007 Period were $163,160 compared to $190,277 during the 2006 Period. Wages and benefits for sales and marketing personnel during the 2007 Period were $74,897 compared to $92,059 in 2006. The decrease is due to organizational changes targeting human resources management.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $58,809 compared to $158,144 in the 2006 Period. During 2006 Period, we incurred significant legal and accounting fees in connection with filing of the Company’s 2005 and 2006 restated financial statements and registering the underlying shares for Cornell’s 2004 and 2005 debentures and related warrants.

Share-Based Compensation Expense. As a result of implementing SFAS No. 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $42,600 during the 2007 Period compared to $203,456 during the 2006 Period. Most of the Company’s stock options vested before December 31, 2006 resulting in a decrease of share-based compensation expense during the 2007 period.

Research and Development. Research and development expenses were $31,516 and $61,340 during the three months ended June 30, 2007 and 2006, respectively. During the 2007 Period, the Company employed an average of 9 employees for software development and maintenance, compared to an average of 17 employees in the 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel. The shift is due to entering the product commercialization stage and related decrease in research and development activities with main focus being customization and custom development services for our clients.

As a result of the foregoing, the Company incurred a loss from operations of $807,036 during the 2007 Period, as compared to a loss of $922,342 during the 2006 Period.

Interest Expense. Interest expense consists mainly of the interest on Company’s promissory notes and convertible debentures, and amortization of related discount. The interest expense for the 2007 Period decreased to $489,490 from $590,100 during the 2006 Period. The 2006 Period increase was primarily due to $262,104 of accrued liquidated damages relating to the delayed registration of the underlying shares on our 2004 and 2005 convertible debentures compared to $0 in the 2007 Period. In the 2007 Period, we obtained additional funding to finance operations through the issuance of new convertible debentures, which resulted in higher interest expense of $489,490 during the 2007 Period compared to $327,997 during 2006 Period.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004, 2005 and 2007, resulted in a gain of $5,804,990 for the 2007 Period compared to a loss of $1,093,015 in the 2006 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net income of $4,508,231or $0.04 per share during the 2007 Period, as compared to a net loss of $2,606,207 or $(0.02) per share during the 2006 Period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006:

Revenue. Total revenue for the six months ended June 30, 2007 (“2007 Period”) and June 30, 2006 (“2006 Period”) was $118,930 and $0, respectively. Our revenue growth was due to the new contracts to develop and license software that the Company entered into during last year and consisted of maintenance fees pursuant to our software service agreements.

Cost of professional services. Total professional services cost of revenues, which includes direct labor and overhead for the 2007 Period were $150,375 compared to $0 in the 2006 Period and was mainly comprised of maintenance and service of the Company’s recently deployed products. The increase is due to the Company entering product commercialization stage.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $1,435,195 from $1,746,833 during the 2006 Period. During 2007 Period, the Company employed approximately 10 employees in administrative functions, compared to 12 in 2006. Wages and benefits for general and administrative personnel during the 2007 Period were $415,300 compared to $416,415 during the 2006 Period. Wages and benefits for sales and marketing personnel during the 2007 Period were $145,232 compared to $188,572 in 2006. The decrease is due to organizational changes targeting human resources management.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $147,836 compared to $210,724 in the 2006 Period. In February 2007, we incurred significant legal and accounting fees in connection with filing of the Company’s registration statement.

Share-Based Compensation Expense. As a result of implementing SFAS No. 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $42,600 during the 2007 Period and $439,334 during the 2006 Period. Most of the Company’s stock options vested before December 31, 2006 resulting in a decrease of share-based compensation expense during the 2007 period.

Research and Development. Research and development expenses were $97,670 and $251,255 during the six months ended June 30, 2007 and 2006, respectively. During the 2007 Period, the Company employed an average of 10 employees for software development and maintenance, compared to an average of 22 employees in the 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel. The shift is due to entering the product commercialization stage and related decrease in research and development activities with main focus being customization and custom development services for our clients.

As a result of the foregoing, the Company incurred a loss from operations of $1,564,310 during the 2007 Period, as compared to a loss of $1,998,088 during the 2006 Period.

Interest Expense. Interest expense consists mainly of interest on Company’s promissory notes and convertible debentures, and amortization of related discount. Interest expense for the 2007 Period increased to $10,928,622 from $958,159 during the 2006 Period. The increase was primarily due to a non-cash expense of $10,000,000 that was derived using the Black-Scholes stock option pricing model and attributed to the fair value of 250,000,000 detachable warrants and embedded conversion feature, issued in connection with the Company’s 2007 Debentures.  In the 2006 Period, the Company accrued $343,325 of liquidated damages, relating to the delayed registration of the underlying shares on our 2004 and 2005 convertible debentures compared to $105,125 in 2007 Period. In the 2007 Period, we obtained additional funding to finance operations through the issuance of new promissory notes and convertible debentures, which resulted in interest expense of $823,493 compared to $614,834 in the 2006 Period.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004, 2005 and 2007, resulted in a gain of $9,775,846 for the 2007 Period compared to a loss of $3,158,055 in the 2006 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net loss of $2,725,754 or ($0.02) per share during the 2007 Period, as compared to a net loss of $6,115,360 or $(0.06) per share during the 2006 Period.

Liquidity and Capital Resources

We had negative working capital of approximately $8.4 million at June 30, 2007 and $8.1 million at December 31, 2006. The decrease in working capital is mainly attributable to an increase in accounts payable, accrued expenses and amounts due to shareholders and directors.

At June 30, 2007, our principal source of liquidity was proceeds from convertible debentures. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of secured convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received during the following periods:

	For the Six Months Ended June 30,
Liquidity and Capital Resources	2007	2006

Sale of Convertible Debentures, net	$1,430,000	$-
Loans and Contributions from officers and shareholders	275,834	1,174,118
Short Term Loans	-	250,000
	$1,705,834	$1,424,118

Additional cash will be necessary to sustain operations within this fiscal year. Additional funding is expected to be obtained from proceeds derived from the April 16, 2007 debenture financing upon achievement of milestones as outlined in the debenture agreement. The Company's ability to meet operating and capital requirements depends upon its ability to generate on-going revenues from the licensing and installation of its iWave technology and financing from external sources.

The Company continues to pursue contracts and agreements with different companies and anticipates expanding the commercial activities of its iWave products that will result in future recurring revenues to the Company to meet and sustain its operations. As the Company continues to add more commercial customers under the same business model, the Company expects that its cash flow will meet its monthly working capital requirements by the end of 2007. The rate at which the Company used funds in its operations as of June 30, 2007, is $190,000 per month compared to $275,000 in previous periods.

During the three and six months ended June 30, 2007 the Company generated $96,013 and $118,930, respectively, in revenue from iWave and Music Player products and services. Although, we expect revenues to increase during 2007, we cannot be certain that this will occur within that period.

FINANCING ACTIVITIES

On April 16, 2007, the Company entered into a capital financing with Cornell Capital Partners, L.P. (“Cornell Capital”) to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones. On March 30, 2007, the Company received an advance of $550,000 and issued 250,000,000 warrants in connection with the $3.3 million convertible debenture financing. On April 27, 2007, the Company and Cornell Capital finalized the transaction documents and Cornell Capital subsequently funded to the Company an additional $1,100,000. The warrant entitles the holder to purchase up to 250,000,000 shares of the Company’s common stock and is exercisable over a five year period at a price of $0.02 per share. On July 12, 2007, the Company received an additional financing installment of $400,000 upon achieving its first revenue milestone and increasing the authorized common share capital to 5,000,000,000.

As discussed above, the Company has raised aggregate gross proceeds of $1,500,000 from the issuance of secured convertible debentures during the period from April 1, 2007 through July 31, 2007. The Company believes that these funds, together with its cash on hand at June 30, 2007 and amounts received from customers, will be sufficient to fund its operations through September 30, 2007. The Company will continue to receive additional financing from its April 2007 debenture financing contingent upon achieving certain milestones. Additional financing installments and related milestones are outlined as follows:

•
$400,000, subject to the condition that the Company has generated at least $159,240 in revenue during the period June 1, 2007 to July 31, 2007; The Company has achieved its second milestone representing the three and a half months revenue budget and we expect the related funding installment to be disbursed by the end of August 2007.

•	$400,000, subject to the condition that the Company has generated at least $190,543 in revenue during the period August 1, 2007 to September 30, 2007;

•	$300,000, subject to the condition that the Company has generated at least $404,771 in revenue during the period October 1, 2007 to November 30, 2007.

The Company’s current capital resources will enable it to fund its planned operations for a 12-month period provided that the Company achieves its intended revenue and operational milestones. The Company projects that the estimated amount of additional funds that the Company will require to ensure its operations for 12 months from June 30, 2007, not taking into account any additional or planned revenue derived from licensing and recurring consumer usage fees from its iWave technology, is approximately $2,280,000 compared to $4,200,000 during the previous year. As of March 1, 2007, the Company implemented a series of operating reductions primarily to divert its cash application toward increasing its sales and business development. Certain reductions made to software development and research and development were made including reductions in the number of operating personnel. The Company’s development personnel have been refocused toward the support, maintenance and deployment of its iWave Interactive product.

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

Management's strategy to address the $8.5 million of current liabilities reflected in the consolidated balance sheet as of June 30, 2007 during the next 12 months includes, among other things, a plan to actively seek conversion of certain outstanding loans provided by its officers, directors and shareholders into equity at prices to be determined at the time such conversions may be agreed to by those officers, directors and shareholders. In addition, management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a series of planned debt conversions to common shares of the Company.

As part of the management strategy, the Company implemented a debt reduction plan on July 9, 2007, whereby holders of loans are able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007. The Company agreed to issue up to 120,908,288 shares of common stock to 21 holders of unsecured debt in payment of a portion of the Company’s current and long-term debts up to a maximum reduction of approximately $3,627,249.  As of August 14, 2007, the balance of unsecured debt converted to common stock amounted to $3,443,852. Management anticipates completing the unsecured debt conversions to common shares of the Company before the end of its third quarter 2007. The remaining balance of outstanding loans will continue to be treated as current or long-term debt, depending on maturity of the related debt, and the Company plans to provide an option to those loan holders to continue to convert their remaining loan balances into equity at the prevailing market price at the time the balance of their respective outstanding loans are converted into common shares of the Company. This will enable the Company to favorably restructure its balance sheet and further strengthen the current commercialization of its iWave technologies which will potentially result in additional revenue opportunities.

This will in turn enable the Company to service and manage current liabilities from the normal course of operations and assist in the reduction of any existing current and long-term liabilities unaffected by managements planned debt reduction strategies over a 36-month period. The Company continues to use a significant portion of its revenues for the purpose of operations, sales and the retirement of its existing debts. As revenues increase, the use of surplus funds, if any, will be used to expand the Company's current development capacity and increase commercial productivity for future product development and commercial installations of its iWave technology.

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

b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A lawsuit was commenced by Maximum Ventures, Inc. (“MVI”) against the Company in March 2007 in connection with a settlement agreement made between MVI and the Company on August 14, 2006. Under the settlement agreement, the Company and MVI agreed that the Company would issue 1,721,902 common shares to MVI instead of paying MVI $137,752 in consulting advisory fees pursuant to the parties’ advisory agreement.  The exchange was based on the market value of the common shares as of the date of the settlement agreement. On April 11, 2007, the company issued 1,721,902 restricted common shares to MVI.

On or about May 3, 2007, the Company filed an Answer denying any wrongdoing and asserting numerous affirmative defenses.  As this matter is at the early stage of the proceeding it is difficult to estimate the likelihood of an unfavorable outcome and estimate the amount or range of potential loss at this time.  The Company’s management has indicated that it intends to vigorously defend this matter.

We are not aware of any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 2.    UNREGISTERED ISSUANCES OF EQUITY SECURITIES

On April 11, 2007, the company issued 1,721,902 restricted common shares to MVI in connection with a certain settlement agreement made between MVI and the Company on August 14, 2006 (see Item 1).

On April 11, 2007, the Company entered into a one year consulting agreement with Mr. George O’Leary, the President of SKS Consulting of South Florida Corp. (“SKS”). Pursuant to the terms of the Company’s consulting agreement with SKS, SKS will be paid $1,500 per day for services actually performed, with up to two weeks committed to the Company per month. The Company will also issue to SKS on a monthly basis 100,000 restricted shares of Company common stock, and a five-year warrant to purchase an additional 100,000 shares of Company common stock at $0.02 per share. SKS can earn an additional five-year warrant to purchase up to 500,000 shares with an exercise price of $0.04 per share, upon achievement of the following milestones: (i) warrant to purchase 125,000 shares after successful organizational restructuring by May 31, 2007, (ii) warrant to purchase 125,000 shares for completing a short term financing by May 31, 2007, (iii) warrant to purchase 125,000 shares after the Company operates at monthly breakeven by December 31, 2007, and (iv) warrant to purchase 125,000 shares after the Company’s stock price reaches $0.06 per share for a consecutive 30-day period.  As of the date of filing of this report, neither the warrants nor the common stock have been issued to SKS due to administrative matters.

On June 28, 2007, the Company’s Board of Directors awarded current and certain past employees by gifting to each of the employees 100,000 free trading common shares of the Corporation with a par value of $0.0001 per share. The total shares awarded to the employees amounted to 2,100,000. As of the date of this filing, the shares have not been issued due to administrative matters.

On June 28, 2007, the Company’s Board of Directors granted stock options to current employees to purchase an aggregate of 3,600,000 of the Company’s common stock at $0.02 per share. The options will be earned upon achievement of certain revenue milestones as outlined in April 16, 2007 debenture agreement with Cornell Capital. As of the date of this filing, the stock options have not been issued due to administrative matters.

On April 16, 2007, the Company entered into a capital financing with Cornell Capital to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones, as outlined in the debenture agreement. During April 2007 through June 2007, the Company issued new convertible debentures to Cornell Capital in the principal amount of $1,650,000. The debentures carry an interest rate of 14%, have a term of three years and are convertible into common stock at $0.02 per share.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective July 11, 2007, the Company filed with the Secretary of State of the State of Delaware an amendment to its certificate of incorporation to increase its authorized capital to 5,005,000,000 shares, consisting of 5,000,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The amendment was authorized by the Company’s Board of Directors and adopted by written consent in lieu of a meeting by the majority of the issued and outstanding shares of stock entitled to vote thereon.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

See Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NS8 Corporation

Date: August 14, 2007	By:	/s/ Anthony J. Alda
Anthony J. Alda
Chairman of the Board and CEO (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ George G. O’Leary
George G. O’Leary
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Unsecured note to Cornell Capital in the amount of $550,000 dated March 30, 2007 (1).
10.2	Warrant No. CCP-004 entitling Cornell Capital to purchase 250,000,000 common shares of the Company at an exercise price of $0.02 per share for a period of five years from March 30, 2007 (1).
10.3	Consulting Agreement of George O’Leary with NS8 Corporation (2).
10.4	Form of Convertible Debenture dated April 16, 2007 between the Company and Cornell Capital (3).
10.5	Securities Purchase Agreement dated April 16, 2007 between the Company and Cornell Capital (3).
10.6	Registration Rights Agreement dated April 16, 2007 by and between the Company and Cornell Capital (3).
10.7	Securities Purchase Agreement dated April 16, 2007 between the Company and Cornell Capital (3).
10.8	Amended and Restated Security Agreement dated April 16, 2007 by and between the Company and Cornell Capital (3).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1) Previously filed in Registrant's Form 8-K filed on April 6, 2007.
(2) Previously filed in Registrant’s Form 8-K on April 12, 2007.
(3) Previously filed in Registrant’s Form 8-K on April 27, 2007.