Form 10QSB
period 2007-09-30
NS8 CORP
filed 2007-11-14
CIK 1156893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________

FORM 10-QSB

 ______________

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

NS8 CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	333-75956	13-4142621
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

6080 Center Drive
Los Angeles, CA, USA 90045
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 242-5754

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

As of November 2, 2007, there were 271,957,294 shares of the registrant's common stock, par value $0.0001 issued and 269,257,294 outstanding, comprised of 267,980,858 shares of the Company’s Common Stock and 1,276,436 unexchanged shares of CanOnline Global Media, Inc ("CGMI").

Transitional small business disclosure format (check one):  Yes ☐  No  ☒

NS8 CORPORATION AND SUBSIDIARIES
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

		Page

Special Note Regarding Forward-Looking Statements		3

PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operations	20
Item 3.	Controls and Procedures	25

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Issuances of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, discusses financial projections, information or expectations about the Company’s products or markets, or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

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

 PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007
ASSETS
Current assets:
Cash	$159,833
Accounts receivable	73,000
Prepaid expenses and other current assets	89,945
Total current assets	322,778
Property and equipment, net	148,026
Capitalized software development costs, net	133,841
Other assets	263,328
Total assets	$867,973

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$287,913
Accrued payroll and related expenses	27,136
Accrued expenses	2,088,067
Deferred revenue	34,600
Due to shareholders and directors	2,822,602
Current portion of convertible debentures	850,100
Total current liabilities	6,110,418
Convertible debentures, net of debt discount of $1,499,493	3,770,949
Derivative liability	5,693,068
Accrued management fees	813,645
Total liabilities	16,388,080

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.0001 par value;
5,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $0.0001 par value;
5,000,000,000 shares authorized
247,535,858 shares issued and 244,835,858 outstanding	24,754
Additional paid-in capital	13,840,613
Accumulated other comprehensive loss	(40,179)
Deficit accumulated during the development stage	(29,345,295)
Total shareholders' deficit	(15,520,107)
Total liabilities and shareholders' deficit	$867,973

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Period from
					June 18, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenues:
License fees	$103,000	$99,500	$196,930	$99,500	$371,430
Professional services	-	33,049	25,000	33,049	68,849
Total revenues	103,000	132,549	221,930	132,549	440,279
Operating Expenses:
Cost of professional services	65,075	80,532	215,450	80,532	403,236
General and administrative expenses	599,567	885,862	2,034,762	2,632,695	24,791,794
Research and development	59,519	62,931	157,189	314,186	4,034,469
Total operating expenses	724,161	1,029,325	2,407,401	3,027,413	29,229,499
Loss from Operations	(621,161)	(896,776)	(2,185,471)	(2,894,864)	(28,789,220)
Other Income (Expense):
Interest expense	(459,260)	(692,353)	(11,387,882)	(1,650,512)	(14,739,670)
Loss on extinguishment of debt	-	-	-	-	(2,250,000)
Change in fair value of derivative liability	2,812,000	2,463,443	12,587,846	(694,612)	16,470,734
Other expense	(60,094)	(3,571)	(68,762)	(4,629)	(37,139)
Total other income (expense), net	2,292,646	1,767,519	1,131,202	(2,349,753)	(556,075)

Net Income (Loss)	$1,671,485	$870,743	$(1,054,269)	$(5,244,617)	$(29,345,295)

Basic income (loss) per common share	$0.01	$0.01	$(0.01)	$(0.05)
Weighted average shares - Basic	206,175,897	110,954,980	152,986,067	110,576,144
Diluted income (loss) per common share	$-	$0.01	$(0.01)	$(0.05)
Weighted average shares - Diluted	1,102,596,951	194,970,076	152,986,067	110,576,144

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					Period from
					June 18, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Net Income (Loss)	$1,671,485	$870,743	$(1,054,269)	$(5,244,617)	$(29,345,295)

Other comprehensive Income (Loss):
Foreign currency translation income (loss)	10,580	610	25,039	(10,556)	(40,179)
Comprehensive Income (Loss)	$1,682,065	$871,353	$(1,029,230)	$(5,255,173)	$(29,385,474)

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			June 18, 1999
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,054,269)	$(5,244,617)	$(29,345,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	18,985	41,877	242,519
Amortization of capitalized software development costs	116,797	-	139,582
Amortization of prepaid consulting services	-	-	3,098,622
Compensation charge for in-the-money stock options	-	-	112,600
Provision for uncollectible note receivable	-	-	25,000
Compensation charge for in-the-money warrants	-	-	20,000
Amortization of debt discount related to notes payable	-	-	127,032
Amortization of debt discount related to convertible debentures	627,941	519,025	1,648,079
Issuance of stock for services	12,000	-	577,720
Issuance of stock for compensation	42,000	-	1,071,155
Estimated fair value of warrants granted for services and in connection with debt	10,039,834	32,000	15,795,855
Estimated fair value of options granted to employees	63,600	644,798	990,107
Estimated fair value of options granted for services and in connection with debt	-	-	1,274,400
Loss on capital asset disposition	6,637	-	6,637
Loss on extinguishment of debt	-	-	2,250,000
Change in fair value of derivative liability	(12,587,846)	694,612	(16,470,734)
Decrease (Increase) in:
Accounts receivable	(51,171)	(44,135)	(73,000)
Prepaid expenses and other current assets	(21,667)	35,435	(3,221,799)
Deferred professional services costs	74,063	(43,433)	-
Other assets	(253,657)	(15,117)	(263,328)
Accounts payable and accrued expenses	638,760	1,447,161	3,443,811
Deferred revenue	(148,930)	133,900	34,600
Accrued payroll and related expenses	(189,571)	296,597	1,678,476
Net cash used in operating activities	(2,666,494)	(1,501,897)	(16,837,961)
Cash flows from investing activities:
Issuance of note receivable	-	-	(200,000)
Collections on note receivable	-	25,000	175,000
Purchase of property and equipment	-	(29,640)	(348,161)
Capitalized software development costs	-	(286,104)	(273,423)
Net cash used in investing activities	-	(290,744)	(646,584)
Cash flows from financing activities
Payments on line of credit, net	(8,581)	-	-
Proceeds from notes payable	-	250,000	750,000
Proceeds from contribution of capital	-	-	34,386
Payments on convertible debentures	-	-	(400,000)
Proceeds from convertible debentures	2,450,000	270,000	5,850,000
Proceeds from issuance of common stock	-	-	3,827,652
Payments on notes payable due to shareholders	(13,000)	(8,000)	(776,861)
Proceeds from notes payable due to shareholders	276,200	1,399,915	8,505,512
Payments for redemption of shares	-	-	(2,662)
Offering costs	-	-	(54,242)
Payments on capital lease obligations	-	(5,334)	(44,780)
Net cash provided by financing activities	2,704,619	1,906,581	17,689,005
Effect of exchange rate changes on cash	25,039	(10,556)	(44,627)
Net change in cash	63,164	103,384	159,833
Cash, beginning of period	96,669	8,836	-
Cash, end of period	$159,833	$112,220	$159,833

Supplemental schedule of non-cash investing and financing activities:
Estimated fair value of warrants issued for prepaid services	$-	$32,000
Estimated fair value of embedded conversion feature	$1,100,000	$119,000
Estimated fair value of debt-related derivative liabilities reclassified from liabilities to additional paid-in capital	$95,660	$88,587
Estimated fair value of common stock issued for accrued advisory fees	$137,752	$-
Conversion of convertible debentures into common shares	$209,000	$183,989
Reclassification of accrued interest to notes payable to shareholders and directors	$19,858	$246,027
Reclassification of accrued management fees to other long term liabilities	$-	$1,572,152
Conversion of management fees and amounts due to shareholders to common shares	$3,443,851	-

See accompanying notes to unaudited consolidated financial statements.

NS8 CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

The Company was incorporated under the name "Delivery Now Corp." in the State of Delaware on October 3, 2000 for the purpose of providing delivery and messenger services.  On December 18, 2003, it discontinued the messenger delivery service business in connection with the merger transaction described below.

On December 18, 2003, the Company consummated a merger agreement with CanOnline Global Media, Inc., a Washington corporation ("CGMI"), pursuant to which CGMI merged into the Company’s wholly-owned subsidiary, DLVN Acquisition Corp.  In connection with the reverse merger, on December 17, 2003, Delivery Now Corp. changed its fiscal year end from September 30 to December 31 and changed its name to NS8 Corporation ("NS8").

NS8, CGMI and CMC (collectively, the "Company") design and produce online business communications and multimedia applications in the areas of streaming software, digital media rights, data-content management, audio-video communications, and corporate collaboration systems.

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2007 and 2006, the Company incurred net losses of $1,054,269 and $5,244,617, respectively, and had negative cash flows from operations of $2,666,494 and $1,501,897, respectively. In addition, the Company had a deficit accumulated during the development stage of $29,345,295 at September 30, 2007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information. These principles are consistent in all material respects with those applied in the Company’s consolidated financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Comprehensive Loss

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss includes foreign currency translation adjustments which are excluded from net income (loss) and are reported as a separate component of shareholders' deficit as accumulated other comprehensive loss.

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

During the three and nine months ended September 30, 2007, the Company recognized other income of $2,812,000 and $12,587,846, respectively, compared to other income of $2,463,443 and expense of $694,612 during the three and nine months ended September 30, 2006, respectively, related to recording the derivative liability at fair value. At September 30, 2007, the derivative liability balance was $5,693,068.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the three and nine months ended September 30, 2007: annual volatility of 230%, dividend yield of 0, and risk free interest rate of 4.5% and 4.6%, respectively.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the three and nine months ended September 30, 2006: annual volatility of 236%, dividend yield of 0%, and risk free interest rate of 4.8%.

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

Capitalization of software development costs begins upon the establishment of technological feasibility of its products. In the past, the Company did not capitalize any software and development costs because they either did not meet SFAS No. 86 capitalization criteria or were immaterial. Beginning at the end of the first quarter of 2006, the Company determined that certain of its software applications reached technological feasibility. As a result, the Company capitalized related software development costs incurred from this point until September 30, 2007 totaling $273,423. The amortization of capitalized software development costs began in the fourth quarter of 2006 using the straight-line method over the estimated product life of 1.5 years. The Company recorded $41,678 and $116,797 of amortization expense during the three and nine months ended September 30, 2007, respectively.

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

Stock-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three and nine months ended September 30, 2007 and 2006, of approximately 3%, was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for 2007 and 2006 was five years.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. There were no such tax benefits during the three and nine months ended September 30, 2007 and 2006.

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

At September 30, 2007 and 2006, the outstanding potentially dilutive common shares totaled 1,102,596,951 and 194,970,076, respectively.

However, as the Company incurred net losses for the nine months ended September 30, 2007 and 2006, none of the incremental shares outstanding during each of the periods presented was included in the computation of diluted loss per share as they were antidilutive.

The following table sets forth for the three months ended September 30, 2007 and 2006 the computation of basic and diluted net income per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2007	2006
Basic income per common share:
Net income	$1,671,485	$870,743

Weighted-average common shares outstanding, basic	206,175,897	110,954,980

Basic income per common share	$0.01	$0.01

Diluted income per common share:
Net income	$1,671,485	$870,743
Convertible notes interest expense (net of tax)	235,534	216,336
Adjusted net income available to common stockholders	$1,907,019	$1,087,079

Weighted-average common shares outstanding, basic	206,175,897	110,954,980
Effect of dilutive securities:
Stock options and warrants	-	12,632,994
Convertible debentures	896,421,054	70,521,151
Contingent shares	-	860,951
Weighted-average common shares outstanding, diluted	1,102,596,951	194,970,076

Diluted net income per common share	$-	$0.01

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, among others, collectibility of accounts receivable, the recoverability of property and equipment, capitalized software development costs and valuation of stock-based compensation, warrants, derivative liabilities and deferred taxes. Actual results could differ from those estimates.

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

For the three and nine months ended September 30, 2007 and 2006, 2 customers accounted for approximately 100% of total revenues, respectively.

1 customer accounted for approximately 100% of accounts receivable at September 30, 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted this standard beginning January 1, 2007.  Management believes that the adoption of FIN 48 had no material impact on the financial statements.

NOTE 4 - ACCRUED EXPENSES

The accrued expenses as of September 30, 2007 consisted of the following:

September 30,
2007

Interest on shareholder loans	$225,261
Interest on convertible debentures	875,049
Penalties on convertible debentures (1)	969,092
Other accrued expenses	18,665
Total accrued expenses	$2,088,067

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

See Notes 6, 7 and 8 for details on interest expense recognized during the three and nine months ended September 30, 2007 and 2006.

NOTE 5 - ACCRUED MANAGEMENT FEES

On September 30, 2006, certain individuals elected to defer the payment of the outstanding management fees owed to them by the Company. The management fees will be deferred to December 31, 2008 and such deferral does not restrict or prevent the Company from repaying the management fees when and if sufficient funds become available to the Company.

On July 9, 2007, the Company implemented a debt reduction plan (“Debt Reduction Plan”) whereby the management was able to convert up to 50% of the entire balance of their respective outstanding fees to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007. As a result of this plan, the Company converted $804,463 of management fees into 26,815,480 common shares of the Company. The remaining balance of outstanding management fees will continue to be treated as current or long-term obligations, depending on deferral terms of the related obligation, and the Company plans to provide an option to continue to convert remaining fee balances into equity at the prevailing market price at the time the balance of their respective outstanding debts are converted into common shares of the Company.

NOTE 6 - NOTES PAYABLE

On July 9, 2007, the Company implemented the Debt Reduction Plan whereby holders of loans were able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share. As a result of this plan, the loan holders converted the aggregate principal of $235,722 and $81,340 of related accrued interest into 10,568,733 common shares of the Company. The unconverted principal balance of $544,278 was combined with amounts due to shareholders and directors.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to shareholders and directors

Due to shareholders and directors at September 30, 2007 consisted of loans from various shareholders and directors to finance the Company's operations. In connection with the Debt Reduction Plan holders of loans converted $2,084,618 of their respective outstanding loans and $237,708 of accrued interest, respectively, to 77,410,867 common shares in the capital stock of the Company at a fixed price of $0.03 per common share. At September 30, 2007, the balance due amounted to $2,822,602 and included the following:

•
Unsecured promissory notes in the aggregate principal amount of $1,037,048. All of the notes bear interest at 6% per annum and are payable on demand. During the nine months ended September 30, 2007 the Company repaid $13,000 consisting of principal and related accrued interest on one of the outstanding notes.

•	Unsecured promissory notes in the aggregate principal amount of $764,619. All of the notes bear interest at 7% per annum, and are payable on demand.

•	Unsecured promissory note in the aggregate principal amount of $100,573. The note bears interest at 8% per annum, and is payable on demand.

•
Unsecured promissory notes in the aggregate principal amount of $920,362. All of the notes bear interest at 10% per annum, and are payable on demand. Provided that upon repayment of the $250,000 loan owed under the original note issued on March 11, 2004, the holder of the promissory note would be granted warrants to purchase 100,000 shares of the Company's common stock for gross proceeds of $100,000. The promissory note bears interest at 10% per annum, and the principal and any unpaid interest is due on demand. Upon exercise, each warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share, and expires two years from the date of issuance. The fair value of the warrants of $51,587, as calculated using the Black-Scholes option pricing model, was recorded as a debt discount and was recognized as interest expense during 2004 and 2005 year end. In addition, under the provisions of EITF Issue No. 00-19, the fair value of the warrants was recorded as a derivative liability in the accompanying interim consolidated balance sheet (see Note 3).

Interest expense on amounts due to shareholders and directors was $45,375 and $80,976 for the three months ended September 30, 2007 and 2006, respectively, and $235,373 and $204,922 for the nine months ended September 30, 2007 and 2006, respectively. Accrued interest on the notes was $225,261 at September 30, 2007 and is included in accrued expenses in the accompanying interim consolidated balance sheet (see Note 4).

NOTE 8 - CONVERTIBLE DEBENTURES

2004 Debentures

During May and June 2004, the Company issued two secured convertible debentures ("2004 Debentures") in the amount of $750,000 each to one investment company, Cornell Capital Partners, LP ("Cornell Capital"), for a total of $1,500,000. The 2004 Debentures are secured by all of the assets of the Company. On July 20, 2007, the Company negotiated an extension of the original maturity dates of   May 19, 2007 and June 25, 2007 to July 19, 2008. As a result of this extension, the interest on converted debentures was increased to 14% from the original 5.0% per annum.  There was no related expense in connection with the modification of the interest rate.

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

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price equal to 120% of the closing bid price of the common stock on the closing date. The warrants have "piggy-back" and demand registration rights and shall survive for two years from the closing date. If the Company elects to redeem a portion or all of the debentures prior to maturity the amount allocated to the warrants as a debt discount will be calculated and recognized as an expense at that time. In connection with the issuance of the 2004 Debentures, the Company recorded a debt discount of $428,571, consisting of an embedded put option, which was recorded as a derivative liability upon issuance of the 2004 Debentures. The Company amortized the discount using the effective interest method through June 2007. The derivative liability will be recorded as additional paid-in capital upon conversion or repayment of the debentures.

On September 30, 2007, the outstanding principal balance of the 2004 Debentures was $850,100. The Company recognized interest expense of $0 and $27,109 in the accompanying interim consolidated statements of operations for the three months ended September 30, 2007 and 2006, and $31,341 and $69,309 for the nine months ended September 30, 2007 and 2006, respectively, related to the amortization of the debt discount. As of September 30, 2007 the discount has been amortized in full.

The fair value of the remaining derivative liability related to the embedded put option is $242,885 at September 30, 2007 and is included in the accompanying interim consolidated balance sheet.

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

The Company has also issued warrants to Cornell Capital to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share, 10,000,000 shares of common stock at an exercise price of $0.06 per share and 10,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants were valued at $2,250,000 on the date of grant using the Black-Scholes option pricing model and are included in derivative liability (see Note 3) at fair value in the accompanying interim consolidated balance sheet. On July 20, 2007, as a result of maturity date extension on the 2004 Debentures, the exercise price on the 25,000,000 warrants was re-priced to $0.02. The value of this warrant modification, as determined using the Black-Scholes valuation model, was $0, and accordingly no additional expense was recognized in the statement of operations.

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

On September 30, 2007, the outstanding principal balance of the 2005 Debentures was $2,820,441, less the remaining debt discount of $578,243. The Company recognized interest expense of $124,111 and $199,716 in the accompanying consolidated statements of operations for the three months ended September 30, 2007 and 2006, and $417,850 and $449,716 for the nine months ended September 30, 2007 and 2006, respectively, related to the amortization of the debt discount.

The fair value of the remaining derivative liability related to the embedded put option is $1,449,039 at September 30, 2007 and is included in the accompanying interim consolidated balance sheet.

2007 Debentures

On April 16, 2007, the Company entered into a capital financing with Cornell Capital Partners, L.P. to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. During the nine months ended September 30, 2007, the Company closed new debentures for the gross proceeds of $2,450,000, less fees and expenses of $300,000, which were included in other assets and are being amortized over the related debenture maturity life of 3 years. The 2007 Debentures bear interest at the rate of 14% per annum and are secured by all of the assets of the Company. $1,650,000 of the aggregate principal of new debentures matures on April 16, 2010, $400,000 matures on July 12, 2010 and $400,000 matures on August 24, 2010. These debentures will collectively be referred to as the "2007 Debentures."

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

On September 30, 2007, the outstanding principal balance of the 2007 Debentures was $2,450,000, less the remaining debt discount of $921,250. The Company recognized interest expense of $93,704 and $178,750 in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007, related to the amortization of the debt discount. The fair value of the remaining derivative liability related to the embedded put option is $1,100,000 at September 30, 2007 and is included in the accompanying interim consolidated balance sheet.

Interest expense on the principal balance of 2004, 2005 and 2007 Debentures was $174,741 and $85,426 for the three months ended September 30, 2007 and 2006, respectively, and $391,834 and $253,906 for the nine months ended September 30, 2007 and 2006, respectively. Accrued interest on the convertible debentures was $875,049 at September 30, 2007 and is included in accrued expenses in the accompanying consolidated balance sheet (see Note 4).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2007, Maximum Ventures, Inc. (“MVI”) commenced a legal action against the Company and asserts causes of action for breach of contract and quantum meruit.  The action arises from a purported breach of a settlement agreement entered into between the Company and MVI whereby the Company allegedly agreed to issue 1,721,902 shares of its common stock to MVI and to have such stock registered.  MVI claims that the Company failed to timely issue the stock and did not have same registered.  MVI seeks in excess of $100,000 in damages in this action.

On May 3, 2007, the Company answered the Complaint, denying the material allegations contained therein.  This action is in its early stages and the parties are presently engaged in discovery.  The Company intends to vigorously defend this action.

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

NOTE 10 - SHAREHOLDERS' DEFICIT

Preferred Stock

The Company has 5,000,000 authorized shares of non-voting preferred stock with a $0.0001 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company did not have any preferred stock issued and outstanding at September 30, 2007.

Common Stock

On July 10, 2007 the Company increased its authorized share capital to 5,000,000,000. Included in the Company's issued and outstanding shares of common stock are 1,276,436 shares issued in connection with the reverse acquisition (see Note 1) that have not been exchanged for shares of the Company.

On June 28, 2007, the Company’s Board of Directors rewarded current and certain past employees by gifting to each of the employees 100,000 free trading common shares of the Company with a par value of $0.0001 per share. The total shares awarded to the employees amounted to 2,100,000. As of September 30, 2007, the shares have not been issued due to certain administrative matters, but have been included as issued but not outstanding in the accompanying interim consolidated balance sheet. The shares were valued at $42,000 based on the fair value at the measurement date and recorded as compensation expense.

On July 9, 2007, the Company implemented a debt reduction plan whereby holders of unsecured debt were able to convert up to 50% of the entire balance of their respective outstanding debts to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007.  As of September 30, 2007, the balance of unsecured debt converted to common stock amounted to $3,443,851 and the Company issued 114,795,080 restricted common shares upon conversion.

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

As of the date of filing of this report, neither the warrants nor the common stock have been issued to SKS due to administrative matters and the Company has accrued a consulting expense of $20,917 and $51,834, representing the fair value of the stock and warrants earned during the three months ended September 30, 2007. The shares of the Company’s common stock were valued at $12,000 and have been included as issued but not outstanding in the accompanying interim consolidated balance sheet.

Warrants re-pricing

On July 20, 2007 the Company's board of directors re-priced certain warrants. The value of this warrant modification,  as  determined  using the  Black-Scholes  valuation  model,  was $0  (which is the  difference  between the value of the  original  warrants immediately  prior to the modification and the value of the extended  warrants). In connection with this modification, the warrant holders provided an extension of the maturity date on 2004 Debentures (see Note 8).

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

In March 2005, the 2004 Plan was amended to clarify the continuous employment requirements of the vesting schedule of the Company's stock options and to provide for a standardized stock option exercise form to be used by optionees wishing to exercise vested stock options. If no vesting schedule is specified at the time of the grant, the options vest in full over the course of two years from the date of grant as follows: 25% vest nine months from the date of grant and 75% vest pro rata monthly over eighteen months.

A summary of option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at January 1, 2007	30,498,352	$0.22	2.8	-
Granted	3,600,000	0.02	-	-
Exercised	-	-	-	-
Forfeited or expired	(272,500)	0.23	-	-
Outstanding at September 30, 2007	33,825,852	$0.19	2.8	$-
Exercisable	31,725,852	$0.20	2.8	$-
Vested or expected to vest	33,762,852	$0.19	2.8	$-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected lives in years	5	5	5	5
Risk free interest rates	4.5%	4.8%	4.6%	4.8%
Volatility	230%	236%	230%	236%
Dividend yield	0%	0%	0%	0%

The Company recognized compensation expense of $21,000 and $205,464 for the three months ended September 30, 2007 and  2006, and $63,600 and $644,798 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations. The unrecognized compensation cost at September 30, 2007 was $8,400.

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

NOTE 11 - SUBSEQUENT EVENTS

Convertible Debenture

On October 29, 2007, the Company closed an additional convertible debenture with Cornell Capital for the total principal amount of $400,000, less fees and expenses of $40,000. The new debenture is part of the "2007 Debentures", as described in Note 8, bears interest at the rate of 14% per annum, matures on October 29, 2010, and is secured by all of the assets of the Company.

Conversion of Shareholder Loans and Management Fees

On October 10, 2007, the Company issued 1,812,740 restricted common shares upon conversion of the 50% balance of unsecured debt for the aggregate amount of $54,382. The conversion was made under the debt reduction plan, as discussed in Note 5, 6 and 7. As of November 14, 2007, the balance of unsecured debt converted to common stock amounted to $3,498,234 and the Company issued 116,607,820 common shares upon conversion.

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

Common Stock

On October 3, and 8, 2007 the Company received conversion notices from Cornell Capital in the aggregate principal amount of $104,000, which represent conversions under the terms of 2005 Debenture Agreement. Upon the execution of the conversion notice the Company issued 22,608,696 free-trading shares of the Company’s stock to Cornell Capital at a conversion price of $0.0046 per share.

Contracts

On October 19, 2007, the Company entered into an employment agreement with James C. Forbes with respect to the terms and conditions of his employment as Chief Executive Officer. On the same date Mr. Forbes was elected as a member of the Board of Directors of the Company. These appointments took effect on October 29, 2007. Pursuant to the terms of the Executive Employment Agreement made between Mr. Forbes and the Company, the Company shall pay Mr. Forbes a base salary of $200,000 per year.  Mr. Forbes will also be eligible to receive a quarterly incentive bonus of up to $12,500 each quarter and an annual incentive bonus of up to $50,000 each year.  The bonus is payable in respect of his services to the Company based on the achievement of revenue, operating profit, and operating metric objectives as determined by the Board of Directors of the Company.  In addition, Mr. Forbes will receive a monthly $750 transportation allowance and a one time commencement bonus of $20,000 paid in quarterly installments.  On October 29, 2007, the Company granted Mr. Forbes an initial option to purchase 5,000,000 shares of Company common stock at an exercise price of $0.02 per share with a contractual life of four years and the options vest and become exercisable at the rate of 1,250,000 per year during the four year period.  In addition, if the Company exceeds its performance milestones during its first year of operations under Mr. Forbes tenure as CEO as determined by the Board of the Company, then the Company will grant Mr. Forbes an option to purchase an additional 5,000,000 shares (subject to appropriate capitalization adjustments) of the Company’s common stock at an exercise price of Two Cents ($0.02) per share with a contractual life of four years (the “ Performance Option ”). The Performance Option will be granted within two (2) weeks of the Company’s filing of its Annual Report on Form 10-K for the applicable fiscal year.  The Performance Option will vest and be exercisable at the rate of 1,250,000 per year at the end of each year of the four year period.

On October 1, 2007, the Company entered into a public relations agreement with AGORACOM Investor Relations Corp. ("AGORACOM") based in Toronto, Canada. AGORACOM specializes in introducing and positioning small-cap companies to appropriate communities of investors and will provide shareholders and the investment community with a communications link to NS8's ongoing corporate activities as the Company executes its business plan. Upon the execution of the agreement, NS8 will issue to AGORACOM a warrant to purchase 250,000 registered shares of common stock. The warrants are exercisable until October 1, 2010 at a price of $0.006 per share. The warrants will vest in equal quarterly amounts and stages over the next 12 months.  However, AGORACOM has elected not to exercise any such options until after the first 12 months of service.  AGORACOM will only have the right to exercise vested options early if NS8 is acquired or experiences a material change in control during the first 12 months of service.

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

BUSINESS OVERVIEW

We are a software development company dedicated to serving the digital media distribution industry. We are based in Los Angeles, California, USA and maintain development facilities in Vancouver, British Columbia, Canada. We specialize in the development of server-based technologies in the areas of content licensing, digital media publishing and royalty distribution management. We have combined all of our software technologies into one comprehensive solution called iWave™ Interactive Systems ("iWave").

iWave is a powerful end-to-end turn-key system for the secure management and distribution of on-demand digital content over Internet enabled networks. The iWave system can be used by telecommunication companies, Internet service providers (ISP’s), media distributors and content owners that are expanding their service offerings to include on-demand entertainment services in order to attract or retain consumers. In addition, iWave is also a solution for producers and distributors of digital content that allows them to effectively audit, track and manage their content licenses and advertising placements that are deployed throughout multiple business networks.

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

When each of our commercial customers begins their consumer deployment, our two anticipated primary sources of income will be derived from revenue sharing attributed to the sale of content and advertising by our customers as well as licensing, maintenance fees, installation fees and custom development work. We receive a percentage share of revenues generated by every rental or purchase of digital media and a percentage share of the price rate for impressions on advertising that appear on our customers’ licensed system ("Usage Revenues"). Each of these Usage Revenues is paid to us on a quarterly basis.

Commercialization

True Corporation (Thailand)

Advertising Platform

In June 2007, NS8 entered into a license agreement with the True Corporation to deliver NS8’ advertising platform that will be used to distribute audio, video, and banner advertising through the various True websites throughout the country.

Final testing of the advertising platform is scheduled to be complete in early November of 2007 with commercial launch in December 2007.

Outlook for 2007

NS8 will continue its efforts to license its iWave technology to major ISP’s, carriers and content aggregators throughout the US and Asia Pacific region, and in certain regions of Europe and Africa. Several major ISP’s and other service providers throughout the US, in regions of Asia and Africa have already expressed strong interest in licensing our technology. Further licensing arrangements are currently being discussed with carriers in the Philippines and Indonesia as well as Content Aggregators in the US, Singapore and Australia and a Global Systems Integrator.

NS8’s licensing model includes license fees, maintenance fees, custom development fees, shared revenue derived from content (on a transaction by transaction basis) and shared advertising fees.

Content

NS8 has a current library of over fourteen hundred films, documentaries, music and HD programs. This library is readily encoded and available for any of our licensees to include as part of their content offering. Through a partnership with one of the largest distributors of mobile content we are also offering a vast library of premium mobile games, ringtones and accessories which were developed by some of the world's leading mobile game technology companies.

Research and Development

To remain competitive, the Company believes it is critical to support the innovation and improvement of our products and technologies to maintain and extend their current penetration and positioning in the markets where they compete. With that in mind, the Company’s research and development (“R&D”) spending is mainly focused on delivering timely updates and enhancements to our commercially deployed iWave PC system and supporting custom development activities and deployment support for third party clients.

The Company has had three major areas of R&D activity in the third quarter of 2007.  The first has been the componentization and enhancement of the iWave system’s advertising management service into a separate product offering.  This component has been deployed to True Corporation and is currently in beta testing. This iWave advertising engine enables True Corporation as well as the Company’s future clients to manage multiple online properties and advertising campaigns that are directed to their appropriate audiences. It's an integrated advertising platform that also allows users to manage direct account driven advertising as well as partnered placement advertising properties.

A second area of R&D development is the extension of the iWave system to support the mySQL database platform, which has been completed and deployed to our client ReelTime in Australia.  The support for the mySQL database platform allows our customers to significantly reduce database software license deployment costs and enables better integration of the iWave system within customer environments and IT infrastructures that have standardized on non-Microsoft platforms.

The Company has also initiated the development of an HTML-based consumer program guide (CPG) system that can be used as an alternative to the current Flash-based CPG. This additional CPG implementation is planned to enable better integration with customer environments that demand increased branding flexibility, as well as tighter visual integration with customers’ existing HTML-based web sites and services.  One of the other goals of this development work is to simplify the potential future development of additional types of user interfaces, including those that may include support for the Microsoft Silverlight and Adobe AIR platforms.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

Revenue. Total revenue for the three months ended September 30, 2007 (“2007 Period”) and September 30, 2006 (“2006 Period”) was $103,000 and $132,549, respectively and consisted of licensing fees pursuant to our software service agreements.

Cost of professional services. Total professional services costs, which include direct labor and overhead for the 2007 Period, were $65,075 compared to $80,532 in the 2006 Period and mainly comprised of maintenance and service of the Company’s recently deployed products.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $599,567 from $885,862 during the 2006 Period. During 2007 Period, the Company employed approximately 7 employees in administrative functions, compared to 10 in 2006. Wages and benefits for general and administrative personnel during the 2007 Period were $151,579 compared to $202,353 during the 2006 Period. Wages and benefits for sales and marketing personnel during the 2007 Period were $69,986 compared to $84,667 in 2006. The decrease is due to organizational changes targeting human resources management.

Consulting Expenses. During the 2007 period, the Company expensed $63,599 in consulting fees compared to $10,667 during the Three-Month 2006 Period.  The difference in consulting fees primarily relates to higher compensation charges for consultants who provided advisory services to the board of directors and operations and marketing department in connection with the corporate restructuring.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $50,414 compared to $31,320 in the 2006 Period. Increase in legal and accounting expense during the 2007 Period is mainly attributed to the legal fees incurred in connection with MVI legal proceedings.

Share-Based Compensation Expense. As a result of implementing SFAS No. 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $21,000 during the 2007 Period compared to $205,464 during the 2006 Period. Most of the Company’s stock options vested before December 31, 2006 resulting in a decrease of share-based compensation expense during the 2007 period.

Research and Development. Research and development expenses were $59,519 and $62,931 during the 2007 and 2006 Period, respectively. During the 2007 Period, the Company employed an average of 6 employees for software development and maintenance, compared to an average of 19 employees in the 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel. The shift is due to entering the product commercialization stage and related decrease in research and development activities with main focus being customization and custom development services for our clients.

As a result of the foregoing, the Company incurred a loss from operations of $621,161 during the 2007 Period, as compared to a loss of $896,776 during the 2006 Period.

Interest Expense. Interest expense consists mainly of the interest on Company’s promissory notes and convertible debentures, and amortization of the related discount. The interest expense for the 2007 Period decreased to $459,260 from $692,353 during the 2006 Period. The 2006 Period increase was primarily due to $275,134 of accrued liquidated damages relating to the delayed registration of the underlying shares on our 2004 and 2005 convertible debentures compared to $0 in the 2007 Period. In the 2007 Period, we obtained additional funding to finance operations through the issuance of new convertible debentures, which resulted in higher interest expense of $459,260 during the 2007 Period compared to $417,219 during 2006 Period.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004, 2005 and 2007, resulted in a gain of $2,812,000 for the 2007 Period compared to a gain of $2,463,443 in the 2006 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net income of $1,671,485 or $0.01 per share during the 2007 Period, as compared to a net income of $870,743 or $0.01 per share during the 2006 Period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006:

Revenue. Total revenue for the nine months ended September 30, 2007 (“2007 Period”) and September 30, 2006 (“2006 Period”) was $221,930 and $132,549, respectively. Our revenue growth was due to the new contracts to develop and license software that the Company entered into during last year and consisted of licensing fees pursuant to our software service agreements.

Cost of professional services. Total professional services costs, which include direct labor and overhead for the 2007 Period, were $215,450 compared to $80,532 in the 2006 Period and mainly comprised of maintenance and service of the Company’s recently deployed products. The increase is due to the Company entering product commercialization stage.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $2,034,762 from $2,632,695 during the 2006 Period. During the 2007 Period, the Company employed approximately 8 employees in administrative functions, compared to 11 in 2006. Wages and benefits for general and administrative personnel during the 2007 Period were $587,872 compared to $652,518 during the 2006 Period. Wages and benefits for sales and marketing personnel during the 2007 Period were $215,218 compared to $225,304 in 2006. The decrease is due to organizational changes targeting human resources management.

Consulting Expenses. During the 2007 Period the Company expensed $103,370 in consulting fees compared to $102,988 during the 2006 Period.  The difference in consulting fees primarily relates to higher compensation charges for consultants who provided advisory services to the board of directors and marketing department in connection with the corporate restructuring.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $198,250 compared to $242,043 in the 2006 Period. In February 2006, we incurred significant legal and accounting fees in connection with filing of the Company’s registration statement.

Share-Based Compensation Expense. As a result of implementing SFAS No. 123(R) as of January 1, 2006, the Company recorded share-based compensation expense, a non-cash item, of $63,600 during the 2007 Period and $644,798 during the 2006 Period. Most of the Company’s stock options vested before December 31, 2006 resulting in a decrease of share-based compensation expense during the 2007 period.

Research and Development. Research and development expenses were $157,189 and $314,186 during the 2007 and 2006 Period, respectively. During the 2007 Period, the Company employed an average of 10 employees for software development and maintenance, compared to an average of 20 employees in the 2006 Period. The majority of these funds were utilized for the compensation of our research and development personnel. The shift is due to entering the product commercialization stage and related decrease in research and development activities with main focus being customization and custom development services for our clients.

As a result of the foregoing, the Company incurred a loss from operations of $2,185,471 during the 2007 Period, as compared to a loss of $2,894,864 during the 2006 Period.

Interest Expense. Interest expense consists mainly of interest on Company’s promissory notes and convertible debentures, and amortization of the related discount. Interest expense for the 2007 Period increased to $11,387,882 from $1,650,512 during the 2006 Period. The increase was primarily due to a non-cash expense of $10,000,000 that was derived using the Black-Scholes stock option pricing model and attributed to the fair value of 250,000,000 detachable warrants, issued in connection with the Company’s 2007 Debentures.  In the 2006 Period, the Company accrued $618,459 of liquidated damages, relating to the delayed registration of the underlying shares on our 2004 and 2005 convertible debentures compared to $105,125 in 2007 Period. In the 2007 Period, we obtained additional funding to finance operations through the issuance of new promissory notes and convertible debentures, which resulted in higher interest expense of $1,282,757 compared to $1,032,053 in the 2006 Period.

Change in Fair Value of Derivative Liability. The change in the value of our embedded derivative instruments, a non-cash item, related to features embedded in our convertible debentures and warrants issued in 2004, 2005 and 2007, resulted in a gain of $12,587,846 for the 2007 Period compared to a loss of $694,612 in the 2006 Period, respectively, and is primarily due to the fluctuation of our stock price.

As a result of the foregoing, the Company incurred a net loss of $1,054,269 or ($0.01) per share during the 2007 Period, as compared to a net loss of $5,244,617 or $(0.05) per share during the 2006 Period.

Liquidity and Capital Resources

We had negative working capital of approximately $5.8 million at September 30, 2007 and $8.1 million at December 31, 2006. The increase in working capital is mainly attributable to a decrease in accounts payable, accrued expenses and amounts due to shareholders and directors.

At September 30, 2007, our principal source of liquidity was proceeds from convertible debentures. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes and related collections, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of secured convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received during:

Liquidity and Capital Resources	The Nine Months Ended September 30, 2007

Sale of Convertible Debentures, net of financing fees	$2,150,000
Loans and Contributions from officers and shareholders	276,200
$2,426,200

Additional cash will be necessary to sustain operations within this fiscal year. Additional funding is expected to be obtained from additional gross proceeds of up to $700,000 derived from the April 16, 2007 debenture financing upon achievement of milestones as outlined in the debenture agreement. The Company's ability to meet operating and capital requirements depends upon its ability to generate on-going revenues from the licensing and installation of its iWave technology and financing from external sources.

The Company continues to pursue contracts and agreements with different companies and anticipates expanding the commercial activities of its iWave products that will result in future recurring revenues to the Company to meet and sustain its operations. The rate at which the Company used funds in its operations as of September 30, 2007, is $175,000 per month compared to $275,000 in previous periods.

During the three and nine months ended September 30, 2007 the Company generated $103,000 and $221,930, respectively, in revenue from iWave and Music Player products and services. Although, we expect revenues to increase during the fourth quarter 2007, we cannot be certain that this will occur.

FINANCING ACTIVITIES

On April 16, 2007, the Company entered into a capital financing with Cornell Capital Partners, L.P. (“Cornell Capital”) to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones. As part of the convertible debenture agreement, the Company issued 250,000,000 warrants in connection with the $3.3 million convertible debenture financing. The warrant entitles the holder to purchase up to 250,000,000 shares of the Company’s common stock and is exercisable over a five year period at a price of $0.02 per share.  As of September 30, 2007, the Company issued convertible debentures and received related proceeds in the gross aggregate amount of $2,450,000. On October 29, 2007, the Company received an additional installment of $400,000 upon achieving its fifth cumulative revenue milestone of $190,543.

As discussed above, the Company has raised aggregate gross proceeds of $400,000 from the issuance of secured convertible debentures during the period from October 1, 2007 through November 7, 2007. The Company believes that these funds, together with its cash on hand at September 30, 2007 and amounts received from customers, will be sufficient to fund its operations through December 31, 2007. The Company will continue to receive additional financing from its April 2007 debenture financing contingent upon achieving certain milestones. Additional financing installments and related milestone are outlined as follows:

•	$300,000, subject to the condition that the Company has generated at least $404,771 in revenue during the period October 1, 2007 to November 30, 2007.

The Company’s current capital resources will enable it to fund its planned operations of less than 12-month period, the Company projects that the estimated amount of additional funds that the Company will require to ensure its operations for 12 months from September 30, 2007, not taking into account any additional or planned revenue derived from licensing and recurring consumer usage fees from its iWave technology, is approximately $3,500,000. As of March 1, 2007, the Company implemented a series of operating reductions primarily to divert its cash application toward increasing its sales and business development. Certain reductions made to software development and research and development were made including reductions in the number of operating personnel. The Company’s development personnel have been refocused toward the support, maintenance and deployment of its iWave Interactive product.

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

Management's strategy to address the $6.1 million of current liabilities reflected in the unaudited consolidated balance sheet as of September 30, 2007 during the next 12 months includes, among other things, a plan to actively seek conversion of certain outstanding loans provided by its officers, directors and shareholders into equity at prices to be determined at the time such conversions may be agreed to by those officers, directors and shareholders. In addition, management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a series of planned debt conversions to common shares of the Company.

As part of the management strategy, the Company implemented a debt reduction plan on July 9, 2007, whereby holders of loans are able to convert up to 50% of the entire balance of their respective outstanding loans to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007. The Company agreed to issue up to 120,908,288 shares of common stock to 21 holders of unsecured debt in payment of a portion of the Company’s current and long-term debts up to a maximum reduction of approximately $3,627,249.  As of November 14, 2007, the balance of unsecured debt converted to common stock amounted to $3,498,234. The remaining balance of outstanding loans will continue to be treated as current or long-term debt, depending on maturity of the related debt, and the Company plans to provide an option to those loan holders to continue to convert their remaining loan balances into equity at the prevailing market price at the time the balance of their respective outstanding loans are converted into common shares of the Company. This will enable the Company to favorably restructure its balance sheet and further strengthen the current commercialization of its iWave technologies which will potentially result in additional revenue opportunities.

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

ITEM 3.    CONTROLS AND PROCEDURES

a) Evaluation and Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s President and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its President and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On March 20, 2007, Maximum Ventures, Inc. (“MVI”) commenced a legal action against the Company and asserts causes of action for breach of contract and quantum meruit.  The action arises from a purported breach of a settlement agreement entered into between the Company and MVI whereby the Company allegedly agreed to issue 1,721,902 shares of its common stock to MVI and to have such stock registered.  MVI claims that the Company failed to timely issue the stock and did not have same registered.  MVI seeks in excess of $100,000 in damages in this action.

On May 3, 2007, the Company answered the Complaint, denying the material allegations contained therein.  This action is in its early stages and the parties are presently engaged in discovery.  The Company intends to vigorously defend this action.

We are not aware of any other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us nor are we aware of any proceeding that a government agency is contemplating initiating against us.

ITEM 2.    UNREGISTERED ISSUANCES OF EQUITY SECURITIES

On April 16, 2007, the Company entered into a capital financing with Cornell Capital to fund the Company’s ongoing operations and commercialization of its products and services. The Company plans to sell up to $3.3 million of secured convertible debentures, which will be funded on multiple closings dates. The obligation of Cornell Capital to purchase the Company’s convertible debentures in connection with each closing is subject to the satisfaction by the Company of certain conditions and the achievement of specific performance and operational milestones, as outlined in the debenture agreement. During July 2007 through September 2007, the Company issued new convertible debentures to Cornell Capital in the principal amount of $800,000. The debentures carry an interest rate of 14%, have a term of three years and are convertible into common stock at $0.02 per share.

On July 9, 2007, the Company implemented a debt reduction plan whereby holders of unsecured debt were able to convert up to 50% of the entire balance of their respective outstanding debts to common shares in the capital stock of the Company at a fixed price of $0.03 per common share until the end of July 2007.  As of November 14, 2007, the balance of unsecured debt converted to common stock amounted to $3,498,234 and the Company issued 116,607,820 restricted common shares upon conversion.

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

NS8 Corporation

Date: November 14, 2007	By:	/s/ Uriel Kusiatin
Uriel Kusiatin
President

Date: November 14, 2007	By:	/s/ George G. O’Leary
George G. O’Leary
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment to the Certificate of Incorporation (2).
10.1	Schedule "B" - NS8 Corporation Shareholder Conversion Form (2).
10.2	Amended and Restated Security Agreement dated April 16, 2007 by and between the Company and Cornell Capital (1).
10.3	Amendment No. 1 to Secured Convertible Debenture No. 001
10.4	Amendment No. 1 to Secured Convertible Debenture No. 002
10.5	Amendment No. 1 to Secured Convertible Debenture Nos. CCP-6, CCP-7, and CCP-8
10.6	Amendment No. 1 to Warrant No. CCP-001
10.7	Amendment No. 1 to Warrant No. CCP-002
10.8	Amendment No. 1 to Warrant No. CCP-003
10.9	Executive Employment Agreement of James C. Forbes with NS8 Corporation dated October 19, 2007. (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of President
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of President
32.2	Section 1350 Certification of Chief Financial Officer

(1) Previously filed in Registrant’s Form 8-K on April 27, 2007.
(2) Previously filed in Registrant's Form 8-K filed on July 9, 2007.
(3) Previously filed in Registrant’s Form 8-K on October 19, 2007.